Form 10-K
period 2009-12-31
SSGI, INC.
filed 2010-05-24
CIK 1468639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period from to

Commission File Number 333-160700

SSGI, Inc.
(Exact name of registrant as specified in its charter)

Florida	91-1930691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8120 Belvedere Road, Suite 4
West Palm Beach, Florida 33411
(Address of principal executive offices)
Telephone Number - Area code (561) 333-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock par value $0.001 per share	OTC (Pink Sheets) Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on May 18, 2010, was approximately $8,847,507, determined using the closing price of shares of common stock on the OTC (Pink Sheets) Market on that date of $0.70.

As of May 18, 2010, there were 30,497,252 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Forward-Looking and Cautionary Statements

This report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward looking information. Some of the statements contained in this annual report are forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include information concerning our possible or assumed future financial performance and results of operations.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties described under “Risk Factors” contained in Part I of this Annual Report on Form 10-K.

Many of these factors are beyond our ability to control or predict. Any of these factors, or a combination of these factors, could materially and adversely affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially and adversely from those projected in the forward-looking statements. We caution against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statement.

PART I

Item 1.	Business.

General

SSGI, Inc. and its wholly-owned operating subsidiary, Surge Solutions Group, Inc. (collectively, the “Company”), is a petroleum contractor providing construction and environmental compliance services for its government and private sector clients. As a general contractor, the Company provides general contractor services for commercial construction projects.

The Company was originally incorporated in the State of Florida in July of 1997 as All Product Distribution Corp. One year later, All Product Distribution Corp. changed its name to Phage Therapeutics International, Inc (“Phage”) in anticipation of entering the medical field. Phage did not commence operations. Phage was a reporting company under the Securities Exchange Act of 1934 but deregistered in 2005.

On December 18, 2007, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Surge Solutions Group, Inc, a Florida corporation originally incorporated under the name of Surge Restoration, Inc. (“Surge”).  Incorporated in November of 2001, Surge was formed to serve residential, commercial and industrial customers with their general contracting needs. The Company, through its relationships with insurance companies, performed extensive restoration work from hurricane storm damage and other insurance funded contracts. Also, the Company, through its relationship with a national retail building supply firm, installed and serviced customer purchases as a preferred vendor. Prior to execution of the Agreement, the Company changed its name to SSGI, Inc.

Pursuant to the Share Exchange Agreement, in January and February of 2008, the Company affected a 35 for 1 reverse stock split, thereby reducing the number of shares outstanding from 14,587,370 to 416,782, and then issued 33,025,000 shares of common stock to Surge in a 1 for 1 exchange.  Surge became a 100% owned subsidiary of the Company and its sole operating company.

Recent Acquisition of B&M Construction Co., Inc.

On May 13, 2010, the Company acquired all of the outstanding shares of capital stock of B&M Construction Co., Inc., a Florida corporation (“B&M”), from Bobby L. Moore, Jr. (the “Majority B&M Shareholder”), Phillip A. Lee, William H. Denmark and Evan D. Finch (Messrs. Lee, Denmark and Finch are collectively referred to as the “Minority B&M Shareholders”).  B&M is a construction company operating in the Southeastern United States that specializes in the design, construction and maintenance of retail petroleum facilities.  The consideration paid by the Company to the Majority B&M Shareholder consisted of (a) $1,000,000 in cash, payable $300,000 at closing, $250,000 within 30 days of the closing date, $250,000 within 60 days of the closing date, and $200,000 within 90 days of the closing date, plus (b) $1,173,473 represented by a Promissory Note bearing interest at 4% per annum and payable in forty-eight (48) equal monthly installments, commencing on the 30th day following the closing date, plus (c) 4,124,622 shares of the Company’s common stock.  The consideration paid by the Company to the Minority B&M Shareholders consisted of (in the aggregate) (a) 2,000,000 shares of the Company’s common stock, and (b) warrants to purchase 250,000 shares of the Company’s common stock exercisable for five years at an exercise price of $0.75 per share.  In addition, at the closing of the acquisition, the Minority B&M Shareholders became employees of Surge.

Our Business Markets

At inception, Surge’s primary focus was the insurance restoration industry.  At that time, management saw an industry trend towards vendor contractor programs as a means to reduce potential exposure for insurance companies by providing the insured with a pre-approved contractor using wholesale pricing in exchange for volume work.  Through good customer service and an aggressive marketing plan, we experienced significant business growth in this market through 2005 and 2006.

Markets

In order to maintain a diversified revenue stream and increase growth, management has streamlined its current business profile to allow the Company to focus on the following three main markets:

Insurance Restoration

Surge has been in the insurance restoration business since its inception in 2001, which was initially the core of the Surge business model. Surge is a contractor for insurance companies and is qualified for residential, commercial and industrial projects.  Surge has been successful in the insurance restoration arena due to its ability to offer the insured, adjuster and carrier a single source for mold remediation, flood mitigation, fire restoration, emergency services, contents cleaning and inventory compilation services.  Instead of using sub-contractors, Surge utilizes its own crews to perform specialized remediation and restoration services which can give Surge’s clients a more competitive price and better quality control of their work.  Surge, through its infrastructure and business diversity, has the ability to cover most of the State of Florida. This is a key factor for insurance companies looking for contractors in the Florida market. Currently, the Company works only in the state of Florida.

We are certified as a CIEC (certified indoor environmental consultant).  A CIEC is a professional that identifies the causes of poor indoor air quality. A CIEC is trained to analyze a building’s interrelated systems in order to diagnose the air quality issues properly. The CIEC must be able to gather and interpret data from the various operating systems operating in a building.  This designation allows the CIEC to identify the problem, design the remedial plan and execute the remediation.

We are also certified as a CMRS (certified mold remediation supervisor). This process involves the removal of microbial contamination from a building and is required to be performed by a microbial re-mediator. This person is trained to conduct a thorough remediation process safely according to project specifications and in compliance with relevant government regulations and industry standards. Microbial re-mediators are trained in containment engineering, safety and emergency procedures, remediation equipment operation, cleaning, removal and restoration procedures, and project documentation.

We also hold an IICRC certified technician designation.  The IICRC is an independent certification body that sets and promotes high standards and ethics and advances communication and technical proficiency within the inspection, cleaning and restoration service industries, including mold remediation, structural drying, and fire restoration.

Petroleum Contracting

Petroleum contracting involves the removal and replacement of obsolete single walled tanks, piping and the related clean-up on any petroleum dispensing and/or storage sites. These sites can be gas stations, factories, citrus farms or multi faceted industrial facilities.

Currently, the Florida legislature has imposed a December 31, 2009, deadline for the replacement of obsolete or non-compliant tanks.  According to information obtained from the state of Florida Department of Environmental Protection (“DEP”), this leaves thousands of sites in the state of Florida needing some level of compliance upgrade in the near future in order to comply with the mandate.

Florida has granted an extension for all tank owners through March 31, 2010, provided that the owner has executed a contract with a licensed petroleum contractor in the State of Florida, which contract must state that the work will be completed by March 31, 2010.  If the owner is still out of compliance after the extended deadline has passed, the tanks must be emptied, cleaned and no longer used.  Once a tank is taken out of service, the owner has up to two years to either remove the tank or complete the compliance upgrade to a double walled tank by either replacing or relining the tank.

Although the Florida mandate specifies a deadline of December 31, 2009, the Company believes that it will continue to be active in the petroleum contracting business during 2010 and well beyond.  As discussed above, tank owners unable to comply by December 31, 2009, will have at least until March 31, 2010, to comply.  In addition, non-compliant tank owners will have an additional two years beyond the extended deadline to either remove their tanks or complete the compliance upgrades to double walled tanks by either replacing or relining the tanks.  This means that the Company’s petroleum contracting business, at least in the State of Florida, will continue to be active from the Florida mandate at least through 2012.  In addition, the Company believes that it will be active in servicing existing tank owners with upgrades relating to fuel dispensers, petroleum product spills and construction related to service stations and state and local municipalities fueling depots.  These services would be unrelated to the Florida mandate.

The Company expects its petroleum contracting business to be active in other states that have yet to impose mandates similar to the Florida mandate, as discussed below.

The Company is already planning its geographic expansion into other states that have yet to impose their own mandates.  The Company expects most, if not all, states to eventually impose their own mandates.  As part of this expansion effort, the Company has identified several southeastern states that are currently working on their environmental cleanup of petroleum sites.  We intend to expand into those states as they announce their state mandates. The Company is currently in the process of becoming a licensed petroleum and general contractor in the State of Georgia.

Regulation of underground petroleum storage tanks began in the early 1980s with the recognition that Florida’s groundwater, which provides 90% of the state’s needs, was at risk of becoming contaminated. In 1982, petroleum contamination from a leaking underground petroleum storage tank was documented in a well field for the City of Bellevue, Florida drinking water. The legislative response to the problem was the passage of the Water Quality Assurance Act of 1983.  Generally, the act provided for:

• Prohibition against petroleum discharges;
• Required cleanup of petroleum discharges;
• State mandated cleanup if not done expeditiously;
• Strict liability for petroleum contamination; and
• Required tank inspections and monitoring.

Due to a shortage of new in-ground petroleum tanks, there is currently a significant lead time for the delivery of new 2009 compliant tanks.  All indications are that this lead time will increase as the deadline gets closer.  This creates incentive for the petroleum tank owners to commit to an upgrade today.

The Company offers an alternative to full tank replacement by utilizing the Xerxes secondary containment system. This system provides an alternative to full tank replacement.  By utilizing the existing tank, we can save significant time and money in comparison to a traditional tank replacement.

The Xerxes system allows an owner to leave the existing tank in the ground and create a tank inside the existing tank that meets the compliance requirements. The existing tank is cleaned fully and checked for leaks. If leaks are found, they are repaired with new welds. A coating of porcelain-like fiberglass coating is sprayed on the inside of the tank. Two new corrosion resistant walls are then applied using Parabeam®, a special 3 dimensional glass fabric. The Parabeam® is then cured creating a space to which a second coat is then added. The space between the new inner and outer walls provides continuous leak detection by attaching a float like device in the bottom of the tank to detect a leak before it can penetrate the second wall and contaminate the surrounding area.

We have entered into an agreement with Tank Tech, Inc. (“Tank Tech”), under which we have the right to use its proprietary method of relining existing underground storage tanks. This method is licensed to Tank Tech by ZCL/Xerxes Composites, Inc. and is specific only to Florida government petroleum storage facilities that are contracted to be relined instead of replaced. Our agreement with Tank Tech, which expires on May 31, 2010, requires us to prepare the construction site in advance of Tank Tech’s crews beginning the relining process in accordance with a schedule agreed upon by Tank Tech and the Company. We are required to collect funds and pay Tank Tech in accordance with each contract as well as provide insurance for job site liabilities. We are the primary obligor of each contract and the revenues are accounted for as follows:  the gross amount of the contract is collected by the Company and posted to the Company’s financial statements as contract revenues, while payment is made to Tank Tech and posted in cost of goods sold under that job specific contract.

The Company has been awarded government contracts relating to fueling compliance upgrades in accordance with the State of Florida mandate of existing tanks both underground or above ground. These contracts included replacement and relining of tanks, new construction of municipalities fueling operations or construction of municipal buildings. We obtain a package that outlines the detailed specification of the contract in a request for proposal (“RFP”). This RFP contains performance standards, scope of work, schedule of values and bonding requirements. We are required to post a completion bond typically in the range of 30% of the contract value and are required by a third party bonding company to purchase an insurance policy for the remaining 70%. This premium is typically 2% of the contract value.

Each of these contracts requires a competitive bidding process.  After we estimate our costs and receive bids from unrelated subcontractors, we submit our bid. The contract is awarded to the lowest bidder. When we are successful, we are required to show proof of bonding to the municipality.

Upon successful completion of the contract, the completion bond is returned to us with interest.

Currently, the Company is licensed to work only in the state of Florida for petroleum contracts.

Commercial/Retail Construction

Surge, as a full service general contractor, provides design/build and construction services for commercial, industrial and retail customers throughout Florida.  Surge provides construction management services for all types of customers who require new construction as well as tenant improvements. Surge oversees the actual construction process and provides the following:

•	Managing the sub-contractor bidding process and subsequent contracting
•	Constructions permit processing and buildings code compliance
•	Design structure and plans
•	Erection of building, landscaping and final inspection with local authorities

In addition, for Surge’s new construction customers, Surge’s services allow the customer to contract with Surge to complete the entire project utilizing both its petroleum and general contracting license where needed. Many competitors sub-contract the petroleum  portion of their project to third parties whereas Surge can replace or reline tanks and also assist in renovations to existing retail or government support facilities such as convenience store renovation, municipal maintenance facilities or full service marines where fuel services are available. Our construction model has provided a dynamic synergy with our petroleum markets by providing our clients with this turnkey (single source) solution for retail and wholesale petroleum storage facilities. The Company is currently licensed to work only in the state of Florida.

The Company’s subsidiary, Surge Solutions Group, Inc., maintains a Website at http:// www.surgesolutionsgroup.com.

Our principal executive offices are located at 8120 Belvedere Road, Suite 4, West Palm Beach, Florida 33411. Our telephone number is (561) 333-3600.  The information contained on our website is not part of this prospectus.

Our Business Strategy

The Company’s primary objective is to achieve growth in each of our diversified markets through geographic expansion, marketing, competitive pricing, and quality of work.

Surge will continue growth in the Insurance Restoration market by continuing to align ourselves with new and re-emerging insurance companies in Florida as to expand our vendor program participation and create a larger back log of claims.  Surge plans to expand this market through a conservative national growth plan as other Surge markets move into other states.

The Surge Petroleum market will continue to see growth in Florida throughout the remainder of the mandate and into 2010.   Surge will also endeavor to develop proprietary relationships that will give us a competitive advantage in core pricing and product diversity.  Geographic expansion based on the institution of additional mandates nationally will fuel the demand and ultimate growth in this market.  Surge will also implement a service program to help sustain each market following the completion of any mandate.  This would provide residual income from an already well developed customer base in each mandated state.  Surge has also partnered with former Governor Jeb Bush and associates to assist in the procurement of public and private sector petroleum related opportunities.  In addition Surge has recently been awarded a direct vendor contract with the state of Florida where by Surge may now contract directly with government and local municipalities throughout Florida and circumvent the expensive and extensive public bid process.

The Surge strategy for our commercial retail business and other new construction is to utilize our internal synergies between our Petroleum and Construction services business which gives us a competitive advantage by offering a “turnkey” single source package to our clients.  Geographic expansion coupled with the other Surge markets will also be a key to our overall growth strategy. Due to the overall decline in the economy and new construction in Florida, Surge expects a decline in the overall demand for new construction in the short term.   With this in mind, the number of contractors will also decline, potentially giving Surge a better opportunity as the construction industry improves in the coming years.

Employees

During 2009 and 2008, the Company’s employees are leased through a Professional Employer Organization (“PEO”).  In October of 2009, the Company exercised its rights to terminate the agreement effective December 31, 2009. Commencing in January of 2010, all previously leased employees became direct employees of the Company.  Currently the Company employs has 21 full time employees. There are no collective bargaining agreements between the Company and its employees. The Company offers its employees group health benefits after three months of employment and a 401K retirement program after one year of employment. The Company considers that its relationship with its employees is good.

Environmental Regulation

Our petroleum contamination cleanup services are subject to extensive regulatory supervision and licensing by the Environmental Protection Agency and various other federal, state, and local environmental authorities. These regulations directly impact the demand for the services we offer. We believe that we are in substantial compliance with all federal, state, and local regulations governing our business.

The Resource Conservation and Recovery Act is the principal federal statute governing hazardous waste generation, treatment, storage, and disposal. The Resource Conservation and Recovery Act, or the Environmental Protection Agency-approved state programs, govern any waste handling activities of substances classified as “hazardous.” Moreover, facilities that treat, store or dispose of hazardous waste must obtain a Resource Conservation and Recovery Act permit from the Environmental Protection Agency, or equivalent state agency, and must comply with certain operating, financial responsibility, and site closure requirements. Wastes are generally hazardous if they either are specifically included on a list of hazardous waste, or exhibit certain characteristics defined as hazardous, and are not specifically designated as non-hazardous. In 1984, the Resource Conservation and Recovery Act was amended to substantially expand its scope by, among other things, providing for the listing of additional wastes as “hazardous” and also for the regulation of hazardous wastes generated in lower quantities than had been previously regulated. The amendments imposed additional restrictions on land disposal of certain hazardous wastes, prescribe more stringent standards for hazardous waste and underground storage tanks, and provided for “corrective” action at or near sites of waste management units. Under the Resource Conservation and Recovery Act, liability and stringent operating requirements may be imposed on a person who is either a “generator” or a “transporter” of hazardous waste, or an “owner” or “operator” of a waste treatment, storage, or disposal facility.

 Underground storage tank legislation, in particular Subtitle I of the Resource Conservation and Recovery Act, focuses on the regulation of underground storage tanks in which liquid petroleum or hazardous substances are stored and provides the regulatory setting for a portion of our business. Subtitle I of the Resource Conservation and Recovery Act requires owners of all existing underground tanks to list the age, size, type, location, and use of each tank with a designated state agency. The Environmental Protection Agency has published performance standards and financial responsibility requirements for storage tanks over a five-year period. The Resource Conservation and Recovery Act and the Environmental Protection Agency regulations also require that all new tanks be installed in such a manner as to have protection against spills, overflows, and corrosion. Subtitle I of the Resource Conservation and Recovery Act provides civil penalties of up to $27,500 per violation for each day of non-compliance with such tank requirements and $11,000 for each tank for which notification was not given or was falsified. The Resource Conservation and Recovery Act also imposes substantial monitoring obligations on parties that generate, transport, treat, store, or dispose of hazardous waste.

The Comprehensive Environmental Response Compensation and Liability Act of 1980 authorizes the Environmental Protection Agency to identify and clean-up sites where hazardous waste treatment, storage, or disposal has taken place. The Comprehensive Environmental Response Compensation and Liability Act also authorizes the Environmental Protection Agency to recover the costs of such activities, as well as damages to natural resources, from certain classes of persons specified as liable under the statute. Liability under the Comprehensive Environmental Response Compensation and Liability Act does not depend upon the existence or disposal of “hazardous waste” as defined by the Resource Conservation and Recovery Act, but can be based on the existence of any number of 700 “hazardous substances” listed by the Environmental Protection Agency, many of which can be found in household waste. The Comprehensive Environmental Response Compensation and Liability Act assigns joint and several liability for cost of clean-up and damages to natural resources to any person who, currently or at the time of disposal of a hazardous substance, by contract, agreement, or otherwise, arranged for disposal or treatment, or arranged with a transporter for transport of hazardous substances owned or possessed by such person for disposal or treatment, and to any person who accepts hazardous substances for transport to disposal or treatment facilities or sites from which there is a release or threatened release of such hazardous substances. Among other things, the Comprehensive Environmental Response Compensation and Liability Act authorizes the federal government either to clean up these sites itself or to order persons responsible for the situation to do so. The Comprehensive Environmental Response Compensation and Liability Act created a fund, financed primarily from taxes on oil and certain chemicals, to be used by the federal government to pay for these clean-up efforts. Where the federal government expends money for remedial activities, it may seek reimbursement from the potentially responsible parties. Many states have adopted their own statutes and regulations to govern investigation and clean up of, and liability for, sites contaminated with hazardous substances.

In October 1986, the Superfund Amendment and Reauthorization Act were enacted. The Superfund Amendment and Reauthorization Act increased environmental remediation activities significantly. The Superfund Amendment and Reauthorization Act imposed more stringent clean-up standards and accelerated timetables. The Superfund Amendment and Reauthorization Act also contains provisions which expanded the Environmental Protection Agency’s enforcement powers and which encourage and facilitate settlements with potentially responsible parties. We believe that, even apart from funding authorized by the Superfund Amendment and Reauthorization Act, industry and governmental entities will continue to try to resolve hazardous waste problems due to their need to comply with other statutory and regulatory requirements.

The liabilities provided by the Superfund Amendment and Reauthorization Act could, under certain circumstances, apply to a broad range of our possible activities, including the generation or transportation of hazardous substances, release of hazardous substances, designing a clean-up, removal or remedial plan and failure to achieve required clean-up standards, leakage of removed wastes while in transit or at the final storage site, and remedial operations on ground water. Such liabilities can be joint and several where other parties are involved. The Superfund Amendment and Reauthorization Act also authorize the Environmental Protection Agency to impose a lien in favor of the United States upon all real property subject to, or effected by, a remedial action for all costs that the party is liable. The Superfund Amendment and Reauthorization Act provide a responsible party with the right to bring a contribution action against other responsible parties for their allocable share of investigative and remedial costs. The Environmental Protection Agency may also bring suit for treble damages from responsible parties who unreasonably refuse to voluntarily participate in such a clean up or funding thereof.

The Oil Pollution Act of 1990, which resulted from the Exxon Valdez oil spill and the subsequent damage to Prince William Sound, established a new liability compensation scheme for oil spills from onshore and offshore facilities and requires all entities engaged in the transport and storage of petroleum to maintain a written contingency plan to react to such types of events. Under the contingency plan, the petroleum products storage or transportation company must retain an oil spill response organization and a natural resources/wildlife rehabilitator. Oil spill response organizations are certified by the United States Coast Guard and receive designations based upon the level of their capabilities. In the event of an incident, the standby oil response organization must respond by being on site with containment capability within two to six hours of notification.

 Our operations are also subject to other federal laws protecting the environment, including the Clean Water Act and Toxic Substances Control Act. In addition, many states also have enacted statutes regulating the handling of hazardous substances, some of which are broader and more stringent than the federal laws and regulations.

Website Access

Since the Company’s registration statement first was effective on December 9, 2009, this report is our initial filing as a fully reporting Company. Other current reports such as Form 8-K and our Registration Statement on Form S-1, are made available free of charge on Securities and Exchange Commission’s website. The address of that site is www.sec.gov. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors.

o     Our results of operations have not been consistent, and we may not be able to achieve profitability.

We incurred a net loss of $1,669,995 and $2,437,530 for the years ended December 31, 2009 and 2008, respectively. We have continued to incur substantial losses and there are no assurances that we will become profitable in the future. Our ability to generate a profit may be difficult due to the fact that we are a young company in a highly competitive industry.

The Company’s independent auditors have included an explanatory paragraph in our financial statements for the years ended December 31, 2009 and 2008 stating that the financial statements have been prepared on the assumption that the Company will continue as a going concern and that financing uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

Our business plan is speculative and unproven and there can be no assurance that we will be successful in executing our business plan or, even if we successfully implement our business plan, that we will achieve profitability now or in the future. If we incur significant operating losses, our stock price may decline, perhaps significantly.

We cannot be sure that we will achieve profitability in fiscal 2010 or thereafter. Continuing losses may exhaust our capital resources and force us to discontinue operations or seek additional financing that will have a dilutive effect on our current shareholders.

o     We are dependent on key executive and management personnel,  and the loss of their services would have a material impact on our business.

Our performance and success is substantially dependent on the continued services and on the performance of our executive officers and other key employees, some of whom have worked together for a limited period of time.  We are dependent on attracting, retaining and motivating certain highly qualified personnel.   While we believe our executive officers have no present plans to leave the Company or to retire in the near future, the loss of the services of their services or any of our other key executives could have a material adverse effect on our business, results of operations or financial condition.

o     The credit and securities markets have exhibited extreme volatility and disruption throughout 2009 and 2008. In light of this continuing volatility, the Company’s reliance on its line of credit for a significant portion of its cash requirements could adversely affect the Company’s liquidity and cash flow.

In November of 2007, a financial institution extended the Company a line of credit in the amount of $750,000. In November of 2008, the Company converted the line of credit to a promissory note payable which required monthly principal and interest payments of $35,000 commencing in January 2009. The interest rate for the promissory note was 1.5% above the published prime rate.  On June 3, 2009, the promissory note was extended until December 2009.  On February 26, 2010, the promissory note was once more extended for one year at the same monthly payment with the interest rate fixed at 7%. The balance on the promissory note at December 31, 2009 and 2008 was $353,691 and $745,000, respectively. The current balance due is approximately $323,000.

The inability of the Company to negotiate an additional extension of the loan or, continue to make monthly principal and payments on the loan, or the unwillingness of another financial institution to offer the Company a replacement credit facility, could have a material adverse affect on the Company’s liquidity position and cash flow.  This credit line is collateralized with a blanket lien on the business assets of the Company and a personal guarantee of our former Chief Executive Officer, Ryan Seddon.

o     Our operating results may fluctuate.

We may experience fluctuations in our operating results.  Fluctuations in our operating results may be caused by many factors including, but not limited to, the following:

•	our ability to successfully market our services;
•	the timing of entry into new business areas;
•	competition and pricing in our industry;
•	reduction in demand for our services;
•	our ability to attract and retain strategic partners;
•	the degree and rate of growth of the markets in which we compete and the accompanying demand for our services;

•	our ability to expand our internal and external sales forces;
•	our ability to attract and retain key personnel;
•	general economic conditions; and
•	change in government regulations

As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on past results as an indication of our future performance.

o     We must effectively manage the growth of our operations, or our results of operations will suffer.

Our ability to successfully implement our business plan requires an effective planning and management process. If funding is available, we may increase the scope of our operations by expanding into new geographic markets. Implementing our business plan will require significant additional funding and resources. If we are successful in growing our operations, we will need to hire additional employees and make significant capital investments. As we continue to grow our operations, it may place a significant strain on our management and our resources. As a result of our recent growth and any continued growth, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce. Any failure to manage any of the foregoing areas efficiently and effectively could cause our results of operations to suffer.

o     We are highly leveraged, which could result in the need for refinancing or new capital.

We have a promissory note payable to a financial institution in the approximate amount of $323,000, and a term note payable to an affiliated third party in the approximate amount of $697,000.  At December 31, 2009, the Company was in default with respect to timely payment due on the term note. The Company requested and on May 12, 2010, received a waiver on the payment terms through March 31, 2010.  We also owe approximately $186,000 in amortizing notes to various lenders for the purchase of the Company’s vehicles.   Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash in the future will be subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

In the event our business does not generate sufficient cash flows from operations or that we will have future borrowings available under our current credit facilities in amounts sufficient to enable us to pay our indebtedness or to fund other liquidity needs we may need to raise additional funds. This may be through the sale of additional equity securities, the refinancing of all or part of our indebtedness on or before the maturity thereof, or the sale of assets. Each of these alternatives is dependent upon financial, business and other general economic factors affecting the equity and credit markets generally or our business in particular, many of which are beyond our control. Such alternatives may not be available to us, and if available may not be on satisfactory terms. While we believe that consolidated cash flow generated by our operations will provide adequate sources of long-term liquidity, a significant drop in operating cash flow resulting from economic conditions, competition or other uncertainties beyond our control could increase the need for refinancing or new capital.

o     Economic downturns in general would have a material adverse effect on the Company’s business, operating results and financial condition.

The Company’s operations may in the future experience substantial fluctuations from period to period as a consequence of general economic conditions affecting consumer spending. The Company has customers engaged in various industries.  These industries may be affected by economic factors, which may impact their ability to obtain financing for projects.  If customers have difficulty obtaining financing for projects, this may impact the Company’s ability to meet revenue and profitability goals.  Thus, any economic downturn in general would have a material adverse effect on the Company’s business, operating results and financial condition.

o     The Company’s success is dependent on market acceptance of its services.

Demand for our services is primarily driven by the underlying consumer market demand for our services.  Should the growth in demand be inhibited, our business, results of operations, and/or financial condition would be adversely affected.

o     We face competition from numerous sources and competition may increase, leading to a decline in revenues.

We compete primarily with well-established companies, many of which have greater resources than us. We believe that barriers to entry in our service segments are not significant and start-up costs are relatively low, so our competition may increase in the future.  New competitors may be able to launch new businesses similar to ours, and current competitors may replicate our business model, at a relatively low cost.  If competitors with significantly greater resources than ours decide to replicate our business model, they may be able to quickly gain recognition and acceptance of their business methods and products through marketing and promotion. We may not have the resources to compete effectively with current or future competitors. If we are unable to effectively compete, we will lose sales to our competitors and our revenues will decline and investors could lose all or part of their investment.

o     Compliance with environmental regulations can be expensive and noncompliance with federal and state environmental laws and regulations could result in fines or injunctions, which may result in adverse publicity and potentially significant monetary damages and fines.

Portions of our business are heavily regulated by federal, state and local environmental laws and regulations, including those promulgated by the U.S. Environmental Protection Agency. These federal, state and local environmental laws and regulations govern the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of hazardous materials and the remediation of contaminated sites. Our businesses involve working around and with volatile, toxic and hazardous substances and other regulated substances. We may become liable under these federal, state and local laws and regulations for the improper characterization, handling or disposal of hazardous or other regulated substances. It is possible that some of our operations could become subject to an injunction which would impede or even prevent us from operating that portion of our business. Any significant environmental claim or injunction could have a material adverse effect on our financial condition. Additionally, environmental regulations and laws are constantly changing, and changes in those laws and regulations could significantly increase our compliance costs and divert our human and other resources from revenue-generating activities.

o     The failure to obtain and maintain required governmental licenses, permits and approvals could have a substantial adverse effect on our operations.

Portions of our operations, particularly our restoration, petroleum contracting, and construction services business segments, are highly regulated and subject to a variety of federal and state laws, including environmental laws which require that we obtain various licenses, permits and approvals.  We must obtain and maintain various federal, state and local governmental licenses, permits and approvals in order to provide our services.  We may not be successful in obtaining or maintaining any necessary license, permit or approval. Further, as we seek to expand our operations into new markets, regulatory and licensing requirements may delay our entry into new markets, or make entry into new markets cost-prohibitive.  Our activities in states where necessary licenses or registrations are not available could be curtailed pending processing of an application, and we may be required to cease operating in states where we do not have valid licenses or registrations.  We could also become subject to civil or criminal penalties for operating without required licenses or registrations.  These costs may be substantial and may materially impair our prospects, business, financial condition and results of operations.

o    Environmental remediation operations may expose our employees and others to dangerous and potentially toxic quantities of hazardous products.

Toxic quantities of hazardous products can cause cancer and other debilitating diseases. Although we take extensive precautions to minimize worker exposure and we have not experienced any such claims from workers or other persons, there can be no assurance that, in the future, we will avoid liability to persons who contract diseases that may be related to such exposure. Such persons potentially include employees, persons occupying or visiting facilities in which contaminants are being, or have been, removed or stored, persons in surrounding areas, and persons engaged in the transportation and disposal of waste material. In addition, we are subject to general risks inherent in the construction industry. We may also be exposed to liability from the acts of our subcontractors or other contractors on a work site. Any such claims could subject us to potentially significant monetary damages. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products and services;

•	injury to our reputation;

•	costs to defend the related litigation;

•	substantial monetary awards; and

•	loss of revenue.

o    A substantial portion of our revenues are generated as a result of requirements arising under federal and state laws, regulations and programs related to protection of the environment.  If these programs were modified this could affect demand for our services.

Environmental laws and regulations are, and will continue to be, a principal factor affecting demand for our services, particularly our insurance restoration and petroleum contracting businesses. The level of enforcement activities by federal, state and local environmental protection agencies and changes in such laws and regulations also affect the demand for such services. If the requirements of compliance with environmental laws and regulations were to be modified in the future, the demand for our services, and our business, financial condition and results of operations, could be materially adversely affected.  In addition, if federal or state compliance mandates (such as the Florida December 31, 2009 mandate) expire, then our petroleum contracting business could be adversely affected because non-compliant tank owners could go out of business, thereby reducing potential new contracts and revenue for the company, and non-compliant customers of the company could get fined by the federal or state compliance agencies (for failing to comply with the mandates), thereby adversely affecting their ability to pay us for compliance upgrades.   In general, the expiration of compliance mandates would in all likelihood decrease the revenues that we expect to receive from our petroleum contracting business.

o    If the Company fails to maintain adequate insurance, our financial results could be negatively impacted.

We carry standard general liability insurance in amounts determined to be reasonable by our management.  Although we believe we are adequately insured, if we fail to adequately assess our insurance needs or if a significant amount of claims are made by workers or others, the amount of such insurance may not be adequate to cover all liabilities that we may incur. We intend to expand our insurance coverage as our sales grow. Insurance coverage is, however, increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

o    We are partially dependent on a national tank reline firm in connection with our in service tank upgrade business.

The Company has a working relationship with a national petroleum tank remediation firm (“Tank Tech”) which provides the Company with access to a significant number of potential tank reline/upgrade opportunities in the State of Florida. This relationship could also provide the Company opportunities to expand outside of Florida into other states.  If Tank Tech should cease supplying us with access to potential tank reline/upgrade opportunities, if the relationship deteriorated, or if Tank Tech should encounter technical, operating or financial difficulties of its own, it could delay shipment of products and harm customer relations.

o    If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our shareholders will be diluted.

Our Amended and Restated Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.001 per share, of which 30,497,252 shares are currently issued and outstanding.  The future issuance of additional shares of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock and/or warrants to purchase our stock for future services or other corporate actions may have the effect of diluting the value of the shares held by our shareholders, and might have an adverse effect on any trading market for our common stock.

o   Our common stock trades on the Pink Sheets Over the Counter electronic quotation system and an active trading market may never develop or if developed may not be sustained, and you may not be able to resell your shares at or above the initial public offering price.

The Company’s common stock currently trades on the Pink Sheets electronic quotation system under the symbol “SSGI.PK”. The Pink Sheets is a decentralized market regulated by the Financial Industry Regulatory Authority (FINRA) in which securities are traded via an electronic quotation system.   An active trading market depends upon the existence of willing buyers and sellers at any given time, the presence of which is dependent upon the individual decisions of buyers and sellers over which the Company does not have control.  Accordingly if an active and liquid trading market for our common stock does not develop or that, if developed, does not continue it will adversely affect the market price of the Company’s common stock.  The market price of the shares of common stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company’s operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to proprietary rights, adoption of new government regulations, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations.  These types of broad market fluctuations may adversely affect the market price of the Company’s common stock. See Risk Factor “Our stock price may be highly volatile” below.

o   Our shares of common stock are thinly traded, so shareholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.

Our common stock has from time to time been “thinly-traded”, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours, or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  A broader or more active public trading market for our common stock may never develop and if developed may not be sustained. The failure of an active and liquid trading market to develop would likely have a material adverse effect on the value of our common stock.

o   Our common stock is subject to “penny stock” rules which may be detrimental to investors.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share. Our securities are subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

  o   Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could materially adversely affect the market price of the common stock.  Such sales also might make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company deems appropriate.

o   We do not anticipate paying any dividends.

No dividends have been paid on the common stock of the Company. The Company does not intend to pay dividends (cash or otherwise) on its common stock in the foreseeable future, and anticipates that profits, if any, received from operations will be devoted to the Company’s future operations.  Any decision to pay dividends in the future will depend upon the Company’s profitability at the time, cash available and other relevant factors.  Consequently, our shareholders should not rely on dividends in order to receive a return on their investment.

o   Our stock price may be highly volatile.

The market price of our common stock, like that of many other solutions companies, has been highly volatile and may continue to be so in the future due to a wide variety of factors, including:

•	our quarterly operating results and performance;
•	litigation and government proceedings;
•	adverse legislation;
•	changes in government regulations;

•	economic and other external factors; and
•	general market conditions.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We lease properties in five domestic locations. The following locations represent our major facilities.

Location	Owned/Leased	Description	Usage

West Palm Beach, Florida	Leased	Industrial office and warehouse complex	Headquarters

West Palm Beach, Florida	Leased	Industrial office and warehouse complex	Warehouse

Deerfield Beach, Florida	Leased	Industrial office and warehouse complex	Warehouse and office

Lakeland, Florida	Leased	Industrial office and warehouse complex	Warehouse and office

Ball Ground, Georgia	Leased	Industrial office and warehouse complex	Warehouse and office

The Company leases its principal office at 8120 Belvedere Road, Suite 4, West Palm Beach, Florida 33411.  The term of the lease, which commenced on February 1, 2008, is for thirty (30) months.  The original monthly base rent was $2,550, increasing annually by 3.5% per year.  Our current monthly rental payment is $3,696.   There is no renewal option in this lease.

The Company leases approximately 4,445 square feet of warehouse space at 8010 Belvedere Road, Unit 9 and 10, West Palm Beach, Florida 33411.  The term of this lease, which commenced on June 16, 2008, is for twenty-four (24) months and is not renewable.  The monthly base rent was $2,963, but the current monthly base rent is $3,426.  There is no renewal option in this lease.

The Company’s recently acquired wholly-owned subsidiary, B&M Construction Co., Inc. (“B&M”), leases office and warehouse space at 3706 DMG Drive, Lakeland, Florida 33811.  This facility also houses Willis Electric, L.L.C., 70% of the membership interests of which are owned by B&M.  The term of the this is month to month.  The monthly base rent is $3,500.  There is no renewal option in this lease.

B&M leases office and warehouse space at 1412 S.W. 34th Avenue, Deerfield Beach, Florida  33442.  The term of this lease is month to month.  The monthly base rent is $3,689.   There is no renewal option in this lease.

B&M leases office and warehouse space at 921 Faulkner Lane, Ball Ground, Georgia 30107.  The term of this lease is month to month.  The monthly base rent is $6,476.  There is no renewal option in this lease.

The Company believes that its current facilities are adequate for its needs through the end of the relevant lease term, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company’s operations on commercially reasonable terms, although there can be no assurance in this regard. There are no written agreements in place for new facilities.

In the opinion of the management of the Company, all of the properties described above are adequately covered by insurance.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4. (Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the OTC (Pink Sheets) Market under the symbol “SSGI.PK”.  The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices per share for our common stock as reported by the OTC (Pink Sheets) Market:

	Common Stock Price Range
	High	Low
Fiscal Year 2009
First quarter ended March 31, 2009	$0.80	$0.35
Second quarter ended June 30, 2009	0.80	0.25
Third quarter ended September 30, 2009	0.51	0.43
Fourth quarter ended December 31, 2009	2.00	0.30
Fiscal Year 2008
First quarter ended March 31, 2008	$1.87	$0.53
Second quarter ended June 30, 2008	1.55	1.05
Third quarter ended September 30, 2008	1.40	1.05
Fourth quarter ended December 31, 2008	1.20	0.37

At May 18, 2010 there were 167 shareholders of record.  In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

The Company paid no dividends during the periods reported herein, and we do not anticipate paying any dividends in the foreseeable future.

The Company does not have any equity compensation plans.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined in Regulation S-K promulgated, and are not required to provide the information under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The purpose of management’s discussion and analysis (“MD&A”) is to increase the understanding of the reasons for material changes in our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The MD&A should be read in conjunction with the consolidated financial statements and related notes.

Overview

SSGI was incorporated in Florida on December 26, 1996 under the name All Product Distribution Corp.  On July 29, 1998, the Company changed its name to Phage Therapeutics International, Inc. (“Phage”).  On November 16, 2007, the Company changed its name from Phage to SSGI, Inc (“SSGI” or the Company).

Surge Solutions Group, Inc (“Surge”) was incorporated in Florida on November 26, 2001. On March 30, 2007, Surge changed its name from Surge Restoration, Inc. to Surge Solutions Group, Inc. On December 18, 2007, the Company, Surge Solutions Group, Inc., Ryan Seddon, Michael W. Yurkowsky and Peter Wilson entered into a Share Exchange Agreement pursuant to which the Company purchased all of the shares of Surge Solutions Group Inc.’s common stock in a one share for one share exchange (the “2007 Share Exchange Agreement”).  The 2007 Share Exchange Agreement was authorized by a written consent of the board or directors of the Company and the majority of shareholders of the Company.  Pursuant to the terms of the 2007 Exchange Agreement, on or around January 15, 2008, the Company affected a 35 to 1 reverse stock split with the Company’s outstanding shares being reduced from 14,587,370 to 416,782.  Also pursuant to the 2007 Exchange Agreement, the Company changed its name on November 16, 2007 from Phage Therapeutics International, Inc. to SSGI, Inc.  Additionally, pursuant to the 2007 Exchange Agreement and the closing of the transactions contemplated thereby, on or around February 22, 2008 the Company issued 33,025,000 shares of its common stock to the shareholders of Surge Solutions Group, Inc. in exchange for 33,025,000 shares of Surge Solutions Group, Inc. representing 100% of Surge Solutions Group, Inc.’s outstanding shares of common stock.

Nature of Operations

SSGI, Inc. (the “Company”) was incorporated under the laws of the State of Florida as Phage Therapeutics International, Inc. on December 26, 1996. In February 2008, through a share exchange, the company acquired Surge Solutions Group, Inc. (“Surge”) As a consequence of the latter exchange, which qualified as a reverse merger, Surge became the accounting acquirer and the reporting entity prospectively.

On July 7, 2009, the Company filed a Form S-1 with the Securities and Exchange Commission to register a portion of their common stock and to become a fully reporting Company in accordance with the Securities and Exchange Act of 1934. On December 9, 2009, the Company’s registration statement was declared effective.

The Company specializes in petroleum contracting and general construction in Florida including insurance restoration and new commercial construction.  The Company’s work is performed under cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions.  The length of the Company’s contracts typically range from three months or less to one year.

The Company is a multi disciplined solutions company specializing in three specific markets of general construction including; insurance restoration, petroleum contracting and commercial construction.

Results of Operations for the Year Ended December 31, 2009 as Compared to Year Ended December 31, 2008

Revenue

The Company’s revenue of $7.78 million for the year ended December 31, 2009 increased $.98 million or 14%, compared to $6.80 million for the year ended December 31, 2008.   This growth was primarily due to petroleum contracting which increased from $3.49 million for the year ended December 31, 2008 to $7.35 million or 94% of total revenues for the year ended December 31, 2009 as opposed to 51% of total revenues for the year ended December 31, 2008. Non-petroleum construction decreased to $.43 million for the twelve months ended December 31, 2009 from $3.31million for the same period in 2008. As an installer, Surge has no control over sales or overall market share so that any decline in revenues or market share directly affects our installation business. The Company anticipated an overall downturn in the general construction industry and devoted significant time and resource in 2008 to narrowing the Company’s focus to that of petroleum contracting and commercial construction.

Gross Profit (Loss)

For the year ended December 31, 2009, the Company had a gross profit as a percentage of contract revenues of 6.94% or $0.54 million on revenues of $7.78 million as compared to a $.14 million gross loss on sales of $6.80 million for the same period in 2008. The Company’s gross loss decreased from a $140,837 to a gross profit of $544,517 for the year end December 31, 2008 and 2009, respectively.   The Company’s cost of revenues earned increased approximately 4% from $6.94 million for the year ended December 31, 2008 to $7.24 million for the year ended December 31, 2009. This increase was due primarily to the Company gaining additional experience in the petroleum contracting field and as a result, increasing efficiencies on the job site.  For the twelve months ended December 31, 2008, the Company was transitioning to the petroleum contracting business

General and Administrative

General and administrative expenses decreased approximately 14% from $2.22 million for the year ended December 31, 2008, to $1.90 million for the year ended December 31, 2009.  This decrease was due, in part, to labor expenses which decreased approximately 28% from $1.20 million to $.87 million for the years ended December 31, 2008 and 2009, respectively. The Company decreased its marketing and advertising costs approximately 72% from $0.18 million to $0.05 million as well as travel and entertainment expense and auto and truck expenses which decreased approximately 65% and 57%, respectively, between the two years. Professional fees did increase approximately 100% from $0.14 million to $0.28 million between 2008 and 2009 due to the Company’s accounting and legal costs associated with filing its registration statement with the Securities and Exchange Commission and legal expenses incurred collecting delinquent balances from its private sector petroleum clients. General and administrative expenses as a percentage of contract revenue earned for the years ended December 31, 2009 and 2008 were approximately 24% and 33%, respectively.

Depreciation expense and amortization decreased from $0.07 million for the year ended December 31, 2008 to $0.04 million for the year ended December 31, 2009. The decrease is primarily attributable to the change in our focus to the petroleum contracting business where most heavy equipment used on the job site is rented and is not a depreciable asset. The Company allocated $0.81 million and $0.61 million of the depreciation expense for the year end December 31, 2009 and 2008, respectively, to cost of revenues earned.

For the year ended December 31, 2009, we recorded bad debt expense of $0.19 million which includes a reserve amount for doubtful accounts of $0.18 million. Our bad debt expense was 2.4% of contract revenues earned and approximately 15% of our contracts receivable balance of $1.27 million at December 31, 2009. During 2009, the Company booked revenues on one contract of approximately $0.03 million where the contracted party could not obtain financing and was unable to fulfill their obligations under the contract. The Company also performed services on another contract where the Customer supplied a defective underground fuel storage tank that was not discovered until after installation. The Company booked receivables for additional costs totaling $0.06 million and filed a claim against its insurance carrier. The claim was denied resulting in a charge to bad debt expense. An additional customer filed for bankruptcy protection in March of 2010 on a completed contract of $0.07 million for which the Company posted a charge to bad debt expense. In March of 2010, the customer tendered a settlement offer of approximately $0.03 million. The Company has countered and is waiting a response. The Company has filed several successful lawsuits and received court ordered judgments against two additional customers to collect delinquent accounts receivable balances. The Company believes it will be successful in collecting on these but it is not able to determine the amounts it may recover at this time.

Contracts receivable are customer obligations due under contractual terms. The Company sells its services to residential, commercial, and retail customers as well as municipalities.  On most projects, the Company has liens rights under Florida law which are typically enforced on balances not collected within 90 days.   The Company includes any balances that are determined to be uncollectible along with a general reserve in its overall allowance for doubtful accounts. Collectability of our accounts receivable allowance is reviewed on a monthly basis. Municipalities pay the Company based on a percentage completion formula less a 10% retainage that is paid upon successful completion of a contract.

Other Income and Expenses

Interest expense increased from $0.07 million for the year ended December 31, 2008 to $0.14 million for the year ended December 31, 2009, or 100%.  The increase is due to $0.06 million in interest paid or accrued on loans due to shareholders for additional advances of $1.06 million made to the Company during 2009 by our Chief Executive Officer and a former director of the Company. The Company paid interest to a financial institution on its promissory note during the years ended December 31, 2009 and 2008 of  approximately $0.03 million for each year respectively.

Allocated to cost of revenues earned and not shown under the other income and expense classification is an additional $.06 million in interest paid on term notes payable to related parties. The interest cost associated with this loan is directly related to loans made to fund restricted cash deposits held by a third party bonding agency for contracts requiring performance bonds. Each contracted job is charged an interest cost based on the amount of proceeds from the term note payable that funded the cash deposits held as collateral by the bonding agency.

Interest expenses associated with amortizing loans for the purchase of vehicles decreased approximately 26% between the two years due to reduction in the principal.

For the years ended December 31, 2009 and 2008, the Company recorded a loss of $0.002 million and $0.013 million, respectively, on the disposition of assets.

In conjunction with the Company’s note payable to related parties, the Company issued 632,000 warrants which the company valued at $0.18 million using the Black Scholes valuation model and included this expense in the other income and expense classification on its statement of operations for the year ended December 31, 2009. The Company did not incur these costs in 2008.

Net Loss

The Company incurred net losses of $1.67 million and $2.44 million for the years ended December 31, 2009 and 2008, respectively. The Company’s net losses decreased approximately 32% or $0.77 million between the two years.

During the year ended December 31, 2009, the company incurred non-cash expenses associated with financing costs under term notes payable to related parties, employee stock and warrant awards, depreciation and amortization. Of the total loss incurred, approximately 32% or $0.54 million is associated with these items. The Company also experienced a 100% increase in interest expense from $0.07 million for the year ended December 31, 2008 to $0.14 million for the year ended December 31, 2009.  A significant portion of the loss for the year ended December 31, 2008 was a result of the increase of the Company’s infrastructure ramp up to enter the petroleum business.

The Company experienced losses on several of its contracts. These losses were a result of several factors. The Company provided services on a contract where the Customer supplied a defective underground fuel storage tank that was not discovered until after installation. The Company incurred additional costs totaling $0.06 million to reinstall the tank and piping and filed a claim against its insurance carrier. The claim was denied resulting in a charge to bad debt expense. The Company also discovered an error in estimating one of its contracts that resulted in costs exceed its estimated cost of revenues and thus resulting in a loss on the contract.

Liquidity and Capital Resources

As of December 31, 2009, the Company had total current assets of approximately $1.87 million, comprised of cash, contracts receivable, prepaid expenses and costs and estimated earnings in excess of billings on uncompleted contracts. This compares with current assets in the same categories of approximately $0.62 million for December 31, 2008. Contracts receivable increased 221% from $0.34 million as of December 31, 2008 to $1.09 million for the year ended December 31, 2009.   During 2008, the Company revenue base was comprised mainly in the area of commercial construction as opposed to petroleum contracting for the same period in 2009.  During 2008, the Company was involved with a major home improvement chain that involved a large number of small contracts for installation of the home improvement chains products. During 2008, the Company entered the petroleum construction industry but still on average had a large amount of contracts at a relatively small value. During 2009, the Company completed the smaller contracts and began petroleum contracting which consisted of fewer contracts but with a higher stated value. Costs and estimated earnings in excess of billings on uncompleted contracts decreased $.08 million or approximately 58% from December 31, 2008 to December 31, 2009 due to the Company billings on government contracts more closely approximating costs. In government contracts, in order to bill for services performed, the Company must present a request for payment based on the percentage the job is completed.

The Company’s revenue of $7.78 million for the year ended December 31, 2009 increased $.98 million or 14%, compared to $6.80 million for the year ended December 31, 2008.   Our costs and estimated earnings in excess of billings as a percentage of sales were approximately 1% and 2% for the years ended December 31, 2009 and 2008, respectively. Likewise our accounts payable increased significantly due to the increase in costs associated with the increase in revenues. Government contracts require a significant expenditure for materials, labor and overhead before the Company can bill and collect from the municipality.

The Company’s current liabilities are comprised primarily of accounts payable, accrued expenses, current portions of notes payable to stockholders and third parties and billings in excess of costs and estimated earnings on uncompleted contracts. As of December 31, 2009, current liabilities totaled approximately $3.65 million which increased approximately 71% over current liabilities of $2.14 million as of December 31, 2008. Accounts payable and accrued expenses increased approximately 167% from $0.73 million at December 31, 2008 to $1.95 million at December 31, 2009 due in large part to the increase in contracts in progress.  In place at December 31, 2008, was an obligation due to a financial institution under a credit line of $0.75 million.  By December 31, 2009, this credit line was converted to a term note payable to the same financial institution with a balance due of $0.35 million.   During 2009, the Company incurred debt on term notes to a related party in the amount of approximately $.97 million, the proceeds of which were used to fund performance bonds on municipal contracts. The Company has failed to make timely payments as required under the terms of the term note and is currently in default. This term note payable was not outstanding at December 31, 2008. At December 31, 2009, billings in excess of costs and estimated earnings on uncompleted contracts had a balance of $0.25 million which was a decrease of approximately 49% over the balance of $0.49 million at December 31, 2008.  This decrease is directly related to the size of the contracts between periods and the increased amount of contracts with governmental entities that require billings to approximate the percentage that a contact is complete.  The Company had contracted for larger commercial projects at December 31, 2009, as opposed to numerous small contracts for a national home improvement chain at December 31, 2008.  The jobs for the home improvement chain were small jobs that were usually completed within one accounting period.  At December 31, 2009, the Company had fewer but larger jobs that lasted over several accounting periods.

Other liabilities at December 31, 2009 increased approximately 95% over the same period in 2008. This increase was due primarily to loans made by stockholders to the Company which increased from $.14 million at December 31, 2008 or $750% to $1.19 million for the same period in 2009. Notes payable to several financial institutions for the purchases of the Company’s transportation equipment decreased from $0.27 million to $0.13 million between these two periods due to amortization of the principal balance as a result of monthly installment payments.

The Company has insufficient working capital to fund ongoing operations and is expecting to continue to incur further losses in the future. The Company has increased its total liabilities 95% since 2008. Its accounts payable balance exceeds its accounts receivable by $0.86 million. The Company has $0.51 million in restricted cash deposits that are to be used to satisfy term notes payable to related parties and does not have the capital reserves available to pay the additional $0.46 million needed to satisfy the term notes principal balance that will be due in April 2010.

Currently, the Company is unable to fund the cost of revenues needed to begin new projects for which it is contracted and is currently in default of its term note to related parties.  Without significant capital infusions to satisfy the Company’s cash flow shortage, the Company will not be able to continue operations in the short term. The Company has been working on this situation for a long period of time and has not yet been able to raise the additional capital needed. Management is considering all options as it relates to the Company’s current cash flow needs.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2009 and 2008 (in 000’s):

	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008
Net cash used in operating activities	$(1,394)	$(1,596)
Net cash used in investing activities	(66)	(11)
Net cash provided by financing activities	1,517	1,615
Net increase in cash	57	8

Net cash used in operations for the years ended December 31, 2009 and 2008 was $1.39 million and $1.60 million, respectively. The decrease in cash usage between the two years was due primarily to the decrease in the net loss for the year ended December 31, 2009 over the same period in 2008. The net losses for years ended December 31, 2009 and 2008 were decreased by non-cash expenses in the amount of approximately $0.42 million and $0.16 million, respectively, for stock and warrants issued as compensation and loan financing costs. The increase in contracts receivable and accounts payable over the previous year also contributed to operating cash usage.

Net cash used in investing activities for the years ended December 31, 2009 and 2008 was approximately $0.07 million and $0.01 million, respectively. For the year ended December 31, 2009 and 2008, proceeds from the sale of equipment of approximately $0.01 and $0.11 million, respectively, was offset by the purchase of new equipment in the amount of approximately $0.08 million and $0.12 million for the same years, respectively.

Net cash provided by financing activities were a result of additional loans made by Ryan Seddon, our former Chairman of the Board, Chief Executive Officer and President, and Ricardo Sabha, a former officer and director and current employee of the Company.  On April 20, 2010, Mr. Seddon forgave all but $125,000 of his loans to the Company, and Mr. Sabha forgave all of his loans to the Company.  The Company received proceeds from a term note payable to a related party for cash needs on performance bonds held by an unrelated third party. The borrowing on the term note payable, to a related party and stockholders were offset by principals payments made to these lenders.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Our critical accounting policies are described below to provide a better understanding of how we develop our assumptions and judgments about future events and related estimations and how they can impact our financial statements. A critical accounting estimate is one that requires our most difficult, subjective, or complex estimates and assessments and is fundamental to our results of operations.

We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following are the critical accounting policies used in the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States, as well as the significant estimates and judgments affecting the application of these policies. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes.

Percentage of completion.  Revenue from long-term contracts to provide construction, engineering, design or similar services are reported on the percentage-of-completion method of accounting. This method of accounting requires us to calculate job profit to be recognized in each reporting period for each job based upon our projections of future outcomes, which include estimates of the total cost to complete the project; estimates of the project schedule and completion date; estimates of the extent of progress toward completion; and amounts of any probable unapproved claims and change orders included in revenue. Progress is generally based upon physical progress, man-hours or costs incurred depending on the type of job. Physical progress is determined as a combination of input and output measures as deemed appropriate by the circumstances.

At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks relating to service delivery, usage, productivity, and other factors are considered in the estimation process. Our project personnel periodically evaluate the estimated costs, claims, change orders, and percentage of completion at the project level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. We also take into account liquidated damages when determining total contract profit or loss.  Our contracts often require us to pay liquidated damages should we not meet certain performance requirements, including completion of the project in accordance with a scheduled time. We include an estimate of liquidated damages in contract costs when it is deemed probable that they will be paid.  Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the product of estimated contract profit at completion times the current percentage-complete for the contract.

When calculating the amount of total profit or loss on a long-term contract, we include unapproved claims in contract value when the collection is deemed probable based upon the four criteria for recognizing unapproved claims under FASB ASC 605-35 regarding accounting for performance of construction-type and certain production-type contracts. Including probable unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claims.  Probable unapproved claims are recorded to the extent of costs incurred and include no profit element. In all cases, the probable unapproved claims included in determining contract profit or loss are less than the actual claim that will be or has been presented to the customer. We are actively engaged in claims negotiations with our customers, and the success of claims negotiations has a direct impact on the profit or loss recorded for any related long-term contract. Unsuccessful claims negotiations could result in decreases in estimated contract profits or additional contract losses, and successful claims negotiations could result in increases in estimated contract profits or recovery of previously recorded contract losses.

At least quarterly, significant projects are reviewed in detail by senior management. We have a long history of working with multiple types of projects and in preparing cost estimates. However, there are many factors that impact future costs, including but not limited to weather, inflation, labor and community disruptions, timely availability of materials, productivity, and other factors as outlined in our “Risk Factors” contained in Part I of this Annual Report on Form 10-K. These factors can affect the accuracy of our estimates and materially impact our future reported earnings.

Income tax accounting.   Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns.  A current tax asset or liability is recognized for the estimated taxes payable or refundable on tax returns for the current year.  A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences between the financial reporting basis and the income tax basis of assets and liabilities.  The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law, and the effects of potential future changes in tax laws or rates are not considered.  The value of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Off balance sheet arrangements

Currently, the Company is committed under leases for the following facilities:

Facility	Monthly Lease Payment	Term

Warehouse – West Palm Beach, Florida	$3,426	Through July 2010

Headquarters – West Palm Beach, Florida	$3,696	Through July 2010

Office and Warehouse – Lakeland, Florida	$3,500	Month to month

Office and Warehouse – Deerfield Beach, Florida	$3,689	Month to month

Office and Warehouse – Ball Ground, Georgia	$6,476	Month to month

Currently, the Company is committed under a vehicle lease for $448 per month through February 2011.

Future minimum lease payments currently due are as follows:

Year	Amount
2010	55,230
2011	896
Thereafter	-
TOTAL	$56,126

The Company maintains its cash balances with a high quality financial institution which the Company believes limits its risk.  The balances are insured by the Federal Deposit Insurance Corporation (FDIC) and Securities Investor Protection Corporation (SIPC) up to $250,000.

The Company has accounts receivable from customers engaged in various industries.  These industries may be affected by economic factors, which may impact accounts receivable.  The Company does not believe that any single customer, industry, or concentration in a geographic area represents significant credit risk.

Financial Instruments Market Risk

We invest excess cash and equivalents in short-term securities, primarily overnight time deposits, which carry a fixed rate of return per a given tenor.

Environmental Matters

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others: the Comprehensive Environmental Response, Compensation, and Liability Act; the Resources Conservation and Recovery Act; the Clean Air Act; the Federal Water Pollution Control Act; and the Toxic Substances Control Act.

Recent Accounting Pronouncements

In 2009, the Company adopted Accounting Standards Codification (“ASC”) Standard ASC 105-10. ASC 105-10 will become the single source of authoritative nongovernmental GAAP (US), superseding existing FASB, AICPA, EITF, and related accounting literature. ASC 105-10 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. The adoption of this standard did not have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with the new ASC codification of accounting standards topical index.

In 2009, the Company also adopted ASC 855-10 Subsequent Events, formerly Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. The adoption of ASC 855-10 did not have a material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Regulation S-K, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Company, the accompanying notes thereto and the independent registered public accounting firm’s report are included in Part IV, Item 15 of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls.  Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Item 9A(T). Controls and Procedures.

Not applicable.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following persons are our executive officers and directors.  Directors are elected to hold offices until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

NAME	AGE	OFFICES HELD

Larry M. Glasscock, Jr.	53	Chief Executive Officer and President

Rodger Rees	55	Chief Financial Officer

Ryan Seddon	32	Director

Michael W. Yurkowsky	37	Director

Robert P. Grammen	55	Director

Frederico Pier	42	Director

Larry M. Glasscock, Jr. was elected and appointed as our new President and Chief Executive Officer on April 20, 2010.   Since September 2009, Mr. Glasscock has been a restructuring advisor and strategy consultant for Apollo Couriers, Inc., a Los Angeles-based transportation services provider operating throughout Southern California.  Since November 2008, Mr. Glasscock has also been the President and Chief Executive Officer of Bettina Corporation, a Class II gaming company.  From February 2003 through December 2008, Mr. Glasscock was Senior Vice President of AirNet Systems, Inc., a provider of time-critical air transportation services for small package shippers located in Columbus, Ohio.  Mr. Glasscock received his B.A. from Rhodes College in 1979. The business address for Mr. Glasscock is 8120 Belvedere Road, Suite 4, West Palm Beach, Florida 33411.

Rodger Rees has been Chief Financial Officer of the Company since May 2009. From June 2006 to April 2009, Mr. Rees was a financial consultant with Space Coast Business Consultants and Tatum, LLC. While a consultant, Mr. Rees provided financial services to small public and private companies in the real estate, financial services, private equity and marine industries.  While engaged by Tatum, LLC, Mr. Rees provided consulting services to Bonds.com Holdings, Inc., a publicly traded company, and subsequently acted as interim Chief Financial Officer.  From May 2005 through May 2006, Rodger E. Rees served as Chief Financial Officer and Secretary of Empire Financial Holding, Inc. (now Jessup & Lamont, Inc.), a publicly traded brokerage, asset management, and investment banking firm. From February 2001 through April 2005, Mr. Rees served as director of independent broker-dealer services and in January 2004 subsequently became Chief Operating Officer of Empire Financial Group Inc., a subsidiary of Empire Financial Holding, Inc.  From 1985 to 2001, Mr. Rees was Chief Executive Officer, Chief Financial Officer and founder of two financial services firms, Buckhead Financial Corporation and Centennial Capital Management, the latter of which was sold to Empire Financial Holdings, Inc. in 2001. Mr. Rees holds a Bachelor of Science degree with a major in accounting from East Tennessee State University and is a Certified Public Accountant licensed in the state of Georgia. The business address for Mr. Rees is 8120 Belvedere Road, Suite 4, West Palm Beach, Florida 33411.

Ryan Seddon has served as a director since February 2008 and is currently a consultant to the Company.  From February 2008 until April 20, 2010, Mr. Seddon served as our Chairman of the Board, President and Chief Executive Officer.  From November 2001 until April 20, 2010, Mr. Seddon also served as the President/CEO and Director of Surge Solution Group, Inc, the Company’s wholly-owned subsidiary. From 1998 through 2000, Mr. Seddon was a Managing Partner of Discount Cellular, Inc., a national telecommunications firm located in West Palm, Florida.  Mr. Seddon holds an Associate’s degree from Palm Beach Community College and is a Florida state certified General Contractor (CGC), a certified Pollutant Storage System Contractor (PSSC), Certified Mold Remediation Supervisor (CMRS) and a Certified Indoor Environmental Consultant (CIEC).  The business address for Mr. Seddon is 8120 Belvedere Road, Suite 4, West Palm Beach, Florida 33411.

Michael W. Yurkowsky has served as a director since April 2008.  Since August 2003, Mr. Yurkowsky has been the Managing Director of Trenchant Asset Management, an asset management company based in Dallas, Texas. From November 1997 to August 2003, Mr. Yurkowsky was a Vice President of Investments at Wachovia Securities in Dallas, Texas. The business address for Mr. Yurkowsky is Trenchant Asset Management, 2828 Routh Street, Suite 500, Dallas, Texas 75201.

Robert P. Grammen has served as a director since February 2009, and is a Senior Partner and Principal of EFO Holdings, LP (“EFO”), an investment management firm with in excess of $250 Million under management.   EFO has offices in Dallas, Texas and Naples, Florida, and Mr. Grammen serves as the Managing Director of the Florida office.   Grammen is responsible for the origination, analysis, structure and execution of direct debt and equity investments. Prior to joining EFO in 1999, Mr. Grammen served as a Vice President of International Trading Group focusing on the purchase, restructure and sale of distressed municipal bond debt, and prior thereto as a Vice President of Landbase, Inc. (1987-1994) working in 13 countries as an investment banker in the international resort development industry.  Mr. Grammen serves as a director and principal of several EFO portfolio companies including Laser Spine Institute, LLC, Cypress Lending Group, Ltd., Family Access Exchange, Azunia Brands, LP,, Surge Solutions Group and Melbourne Greyhound Park, LLC. Mr. Grammen received his B.A. in Economics from Bethany College and conducted advanced business studies in Oxford, England. The business address for Mr. Grammen is 8120 Belvedere Road, Suite 4, West Palm Beach, Florida 33411.

Frederico Pier has served as a director since July 2009, and has been working in the financial services industry for 19 years.  He holds a BBA in Corporate Finance from the University of North Texas, and an MBA in Corporate and International Finance from the Graduate School of Management at the University of Dallas.  Mr. Pier has extensive international business experience having worked both in the banking and investment sectors.  Mr. Pier is a Senior Vice President with Oppenheimer & Co. Inc since November of 2007.  The business address for Mr. Pier is 13455 Noel Road, Suite 1200 Dallas, Texas 75240.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009, our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

Code of Ethics

As a new public company, we have not adopted a code of ethics.  We intend to adopt a code of ethics for our senior officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any person who may perform similar functions as we gain experience as a public company.

Director Nominations

As of December 31, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.

Audit Committee and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions.  Our board of directors performs the functions of audit, nominating and compensation committees.  As of the date of this prospectus, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Item 11. Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the Company’s last two completed fiscal years to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on December 31, 2009, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2009:

Summary Compensation Table

Name and Principal Position	Year	Salary	Option Awards	All Other Compensation (1)	Total

Ryan Seddon Former Chairman of the Board, CEO and President	2009	$190,000	$146,125	$4,600	$340,725
	2008	$211,600		$16,803	$228,403

Rodger Rees Chief Financial Officer	2009	$64,167	$22,266		$86,433

Vaughn Stoll Former Chief Financial Officer	2009	$33,856			$33,856
	2008	$112,642			$112,642

(1)	Amounts represent reimbursements to Mr. Seddon for home office expenses.

Narrative disclosure to summary compensation table

On April 1, 2007, Surge and Mr. Seddon entered into an employment agreement that initially provided for an annual base salary of $240,000. Under this employment agreement, Mr. Seddon also received use of a company vehicle, health care and 401(k) benefits, and other benefits customarily afforded to employees of Surge.  The employment agreement was amended on August 1, 2009, to reduce Mr. Seddon’s annual base salary from $240,000 to $190,000 and provide for an annual issuance to Mr. Seddon of 500,000 warrants to purchase the Company’s common stock. On April 20, 2010, this employment agreement was terminated in connection with Mr. Seddon’s resignation as the Chairman of the Board, President and Chief Executive Officer of the Company, and as an employee of Surge.

On May 18, 2009, Surge and Mr. Rees entered into a one-year employment agreement that provides for a base salary of $110,000 with a performance bonus paid annually based on the profitability of the Company.  This employment agreement further provides for the issuance to Mr. Rees of 250,000 warrants to purchase the Company’s common stock at certain periods of continued employment ranging from six months to two years.  Mr. Rees is also entitled to participate in all benefit plans maintained by Surge for salaried employees.

Outstanding Equity Awards

The following table sets forth the outstanding equity awards for each named executive officer outstanding as of December 31, 2009:

Outstanding Equity Awards at Fiscal Year-End

Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date

Ryan Seddon	500,000			$0.63	6/29/2014
Rodger Rees	50,000			$0.25	5/17/2014
Rodger Rees	100,000			$0.35	5/17/2014
Rodger Rees		100,000	(1)	$0.45	5/17/2014

(1)	These options vest and become exercisable on May 18, 2011.

Compensation of directors

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal year ended December 31, 2009, to our directors:

Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards		Total

Mark S. Feldmesser	$4,000	5,511	(1)	$9,511
Michael W. Yurkowsky	$700	5,511	(2)	$6,211

(1)	The aggregate number of option awards to Mr. Feldmesser outstanding at December 31, 2009, was 12,000.
(2)	The aggregate number of option awards to Mr. Yurkowsky outstanding at December 31, 2009, was 62,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 18, 2010, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount And Nature of Beneficial Ownership	Percent of Class

Common Stock	Ryan Seddon (1) 8120 Belvedere Road, Suite 4 West Palm Beach, Florida 33411	5,000,000	15.87%

Common Stock	Rodger Rees (2) 8120 Belvedere Road, Suite 4 West Palm Beach, Florida 33411	150,000	0.49%

Common Stock	Larry M. Glasscock, Jr. 8120 Belvedere Road, Suite 4 West Palm Beach, Florida 33411	0	0%

Common Stock	Michael W. Yurkowsky (3) 2828 Routh Street, Suite 500 Dallas, Texas 75201	847,000	2.77%

Common Stock	Robert P. Grammen (4) 9180 Galleria Court #600 Naples, Florida 34109	1,063,120	3.48%

Common Stock	Frederico Pier 13455 Noel Road, Suite 1200 Dallas, Texas 75240	145,000	0.48%

Common Stock	William P. Esping (5) 2828 Routh Street, Suite 500 Dallas, Texas 75201	8,448,927	26.84%

Common Stock	Bobby L. Moore, Jr. 4215 S.B. Merrion Road Lakeland, Florida 33810	4,124,622	13.52%

Directors and Officers as a Group		7,205,120	22.68%

(1)	Includes warrants to purchase 1,000,000 shares.
(2)	Includes warrants to purchase 150,000 shares.
(3)
Includes warrants to purchase 62,000 shares.  Also includes 200,000 shares owned by Trenchant Asset Management.  Mr. Yurkowsky has voting and investment control over the shares owned by Trenchant Asset Management.

(4)	Includes warrants to purchase 62,920 shares.
(5)
Includes warrants to purchase 982,261 shares.  Also includes 6,000,000 shares owned by Underground Tank Partners.  Mr. Esping has sole voting and investment control over the shares owned by Underground Tank Partners.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

General

On April 20, 2010, Mr. Seddon resigned as the Chairman of the Board, President and Chief Executive Officer of the Company, and as an employee of Surge.  Mr. Seddon will remain as a member of the Board of Directors through the 2010/2011 term.  In connection with Mr. Seddon’s resignations, on April 20, 2010, the Company, Surge and Mr. Seddon executed and entered into a Modification Agreement which provides for, among other things, the following:  (i) Mr. Seddon surrendered to the Company for cancellation all of his shares of common stock of the Company, except for 4,000,000 shares which he retained; (ii) Mr. Seddon forgave all but $125,000 ($816,824 of principal and $45,944 in accrued interest was forgiven) of the remaining balance of principal and interest due by the Company or Surge to Mr. Seddon in connection with previous loans made by Mr. Seddon to the Company and/or Surge (the $125,000 that was not forgiven is now evidenced by the Company’s promissory note made payable to Mr. Seddon, bearing interest at 5% per annum and payable in full on December 31, 2011); (iii) the Company and Mr. Seddon entered into a Consulting Agreement pursuant to which Mr. Seddon will provide certain transitional consulting services to the Company, on a limited basis, for 12 months in exchange for a consulting fee equal to $9,333.33 per month; (iv) the Company granted and issued to Mr. Seddon a Warrant to purchase 500,000 shares of the Company’s common stock exercisable for five years at an exercise price of $0.60 per share; and (v) the Company agreed to repay certain credit card indebtedness incurred by Mr. Seddon solely on behalf of the Company and Surge, and to use its commercially reasonable best efforts to repay all outstanding indebtedness or other obligations of the Company or Surge, the payment or performance of which was personally guaranteed by Mr. Seddon.

On May 18, 2009, Surge entered into a one year employment agreement with Rodger Rees to serve as our Chief Financial Officer (the “Rees Agreement”).  The Rees Agreement provides for a base salary of $110,000 with a performance bonus paid annually based on the profitability of the Company. The Rees Agreement further provides for the issuance of 250,000 warrants to purchase the Company’s common stock at certain periods of continued employment from 6 months to 2 years.  Mr. Rees is entitled to participate in all benefit plans maintained by the Company for salaried employees.  The Rees Agreement also contains a confidentiality provision and an agreement by Mr. Rees not to compete with us upon its expiration.

On May 13, 2010, the Company acquired all of the outstanding shares of capital stock of B&M Construction Co., Inc., a Florida corporation (“B&M”), from Bobby L. Moore, Jr., an affiliate of the Company, Phillip A. Lee, William H. Denmark and Evan D. Finch. The consideration paid by the Company to Mr. Moore consisted of (a) $1,000,000 in cash, payable $300,000 at closing, $250,000 within 30 days of the closing date, $250,000 within 60 days of the closing date, and $200,000 within 90 days of the closing date, plus (b) $1,173,473 represented by a Promissory Note bearing interest at 4% per annum and payable in forty-eight (48) equal monthly installments, commencing on the 30th day following the closing date, plus (c) 4,124,622 shares of the Company’s common stock.  In connection with this acquisition, the Company and Mr. Moore entered into a Pledge Agreement pursuant to which the Company pledged to Mr. Moore the shares of B&M capital stock purchased from Mr. Moore to secure payment of the remaining cash installment payments due to Mr. Moore within 90 days of the closing date.  The Company and Mr. Moore also entered into a Consulting Agreement pursuant to which the Company retained Mr. Moore to render such business, management, advisory and transition services as the Company may request from time to time.  The Consulting Agreement has a term of 18 months, and requires the Company to pay Mr. Moore a consulting fee at a rate of $400 per hour of service rendered to the Company (subject to a maximum of $3,200 per day, regardless of how many hours of service provided during that day), however, no consulting fee is due or payable during the initial 120 days of the term of the Consulting Agreement.  In addition, the Company and Mr. Moore entered into a Non-Competition and Non-Solicitation Agreement pursuant to which Mr. Moore agreed, for five years, not to compete with the Company or solicit its customers or employees, and a Registration Rights Agreement pursuant to which the Company agreed to grant Mr. Moore certain incidental registration rights with respect to the shares of the Company’s common stock issued to Mr. Moore in the acquisition.  Finally, the Company, B&M and Mr. Moore entered into an Indemnification Agreement pursuant to which the Company and B&M, jointly and severally, agreed to indemnify Mr. Moore for losses suffered or incurred by Mr. Moore resulting from his personal guaranty of certain obligations of B&M to Wachovia Bank pursuant to a $1,000,000 line of credit facility.

Loans from Officers, Directors and Other Related Persons

During 2009 and 2010, Mr. Seddon made various loans to the Company.   On April 20, 2010, Mr. Seddon forgave all but $125,000 in principal amount of these loans.  The $125,000 that was not forgiven is now evidenced by the Company’s promissory note made payable to Mr. Seddon, bearing interest at 5% per annum and payable in full on December 31, 2011.

In April 2009, the Company borrowed $500,000 from William Esping, a significant shareholder and affiliate of the Company. The term note evidencing this loan bore interest of 9% with principal and unpaid interest due on October 27, 2009.  In September 2009, the Company repaid the principal amount of this term note with proceeds from a new term loan from Alpina Lending, LP (a limited partnership in which Mr. Esping and Robert P. Grammen, a director of the Company, are partners), in the amount of $925,000.  In July 2009, this term loan was amended to provide for an additional $445,000 in principal to increase the face amount of the loan to $1,370,000.  The Company has borrowed a total of $1,271,971 under the note evidencing this term loan.  The note bears interest at 9% and all outstanding principal and accrued but unpaid interest is due on October 27, 2009, December 31, 2009 and April 27, 2010 (although the additional $445,000 in principal is due December 27, 2009).  At December 31, 2009, the Company failed to make timely payments due under the Alpina Lending, LP term note and was in default of its obligation. The Company requested that the lender waive the default. On May 12, 2010, the Company received a limited one-time waiver on the default through March 31, 2010.

Loan Guarantees

In order to procure vehicle financing, leased facilities, and loans made to us, at various times Mr. Seddon has acted as a guarantor under such financing arrangements.

Director Independence

Our board of directors currently consists of four members:   Ryan Seddon, Michael W. Yurkowsky, Robert P. Grammen and Frederico Pier.  As of the date hereof, we have not adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors”.  As of the date hereof, only Mr. Pier would qualify as “independent” under standards of independence set forth by a national securities exchange or an inter-dealer quotation system.

Item 14. Principal Accounting Fees and Services.

We have retained Mallah Furman to perform our annual audit, review our quarterly and annual SEC filings and prepare our tax returns.

Audit Fees

The aggregate fees billed for professional services rendered by Mallah Furman for the audit of our annual financial statements and for the review of our interim financial statements, which are included in this report, and preparation of our registration statement on Form S-1, and services that are normally provided in connection with statutory and regulatory filings or engagements were $34,000 and $18,156 for the years ended December 31, 2009 and 2008, respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services rendered by Mallah Furman for consulting services on regulatory matters were $51,620 and $18,800 for the years ended December 31, 2009 and 2008, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by Mallah Furman for tax compliance, tax advice and tax planning were $6,500 and $10,171 for the years ended December 31, 2009 and 2008, respectively.

All Other Fees

There were no other fees billed by Mallah Furman for products or services other than the above for the years ended December 31, 2009 and 2008, respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)           The registrant’s financial statements together with a separate table of contents are annexed hereto.

(a)(2)           Financial Statement Schedules are listed in the separate table of contents annexed hereto.

(a)(3)           Exhibits.

Exhibit
Number		Description of Exhibits

3.1	*	Amended and Restated Articles of Incorporation
3.2	*	Amended and Restated By-Laws
4.1	*	Specimen common stock certificate
10.1	*	Form of Indemnification Agreement between the registrant and each director and executive officer
10.2	*	Employment Agreement between Surge Solutions Group, Inc. and Ryan Seddon dated April 1, 2007
10.3	*	Amendment to Employment Agreement between Surge Solutions Group, Inc. and Ryan Seddon dated August 1, 2008
10.4	*	Employment Agreement between Surge Solutions Group, Inc. and Rodger Rees dated May 18, 2009
10.5	*	Promissory Note between the registrant and Wachovia Bank date June 3, 2009
10.6	*	Promissory Notes between the registrant and Ricardo Sabha and Ryan Seddon dated February 17, 2009
10.7	*	Contractual Alliance between the registrant and Tank Tech, Inc. dated December 9, 2008
10.8	*	Share Exchange Agreement among the registrant, Surge Solutions Group, Inc., Ryan Seddon, Michael W. Yurkowsky and Peter Wilson dated December 18, 2007
10.9	+	Key Man Life Insurance Policy-Ryan Seddon
10.10	+	Employee Leasing Agreement
10.11	+	Seddon Note to Shareholder-Stock Purchase
10.12	+	Nevada Limited Partnership Term Note
10.13	+	Nevada Limited Partnership Warrant
10.14	+	Agreement with Jeb Bush and Associates
10.15	+	Agreement with the Horne Group
10.16	+	Sample of the registrant’s standard Work Authorization/Contract

10.17	#	Stock Purchase Agreement among the registrant, B&M Construction Co., Inc., and Bobby L. Moore, Jr., dated May 13, 2010
10.18	#	Promissory Note, dated May 13, 2010, executed by the registrant and made payable to Bobby L. Moore, Jr.
10.19	#	Pledge Agreement between the registrant and Bobby L. Moore, Jr., dated May 13, 2010
10.20	#	Consulting Agreement between the registrant and Bobby L. Moore, Jr., dated May 13, 2010
10.21	#	Non-Competition and Non-Solicitation Agreement among the registrant, B&M Construction Co., Inc., and Bobby L. Moore, Jr., dated May 13, 2010
10.22	#	Registration Rights Agreement between the registrant and Bobby L. Moore, Jr., dated May 13, 2010
10.23	#	Indemnification Agreement among the registrant, B&M Construction Co., Inc., and Bobby L. Moore, Jr., dated May 13, 2010
10.24	#	Stock Purchase Agreement among the registrant, Phillip A. Lee, William H. Denmark and Evan D. Finch, dated May 13, 2010
10.25	#	Form of Warrant for the Purchase of Shares of Common Stock issued by the registrant to each of Phillip A. Lee, William H. Denmark and Evan D. Finch on May 13, 2010
10.26	#	Form of Employment Agreement between Surge Solutions Group, Inc., and each of Phillip A. Lee, William H. Denmark and Evan D. Finch, dated May 13, 2010
10.27		Modification Agreement among the registrant, Surge Solutions Group, Inc., and Ryan Seddon, dated April 20, 2010
10.28		Consulting Agreement between the registrant and Ryan Seddon, dated April 20, 2010
10.29		Promissory Note, dated April 20, 2010, executed by the registrant and made payable to Ryan Seddon
10.30		Warrant for the Purchase of Shares of Common Stock issued by the registrant to Ryan Seddon on April 20, 2010
21		Subsidiaries of the registrant
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002
32		Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Previously filed (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 17, 2009).

+	Previously filed (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 29, 2009).

#	Previously filed (incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2010).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 24, 2010

SSGI, INC.

By:	/s/ Larry M. Glasscock, Jr.
Larry M. Glasscock, Jr.
President and Chief Executive Officer
Dated:  May 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Larry M. Glasscock, Jr.	President and Chief Executive Officer
Larry M. Glasscock, Jr.	(Principal Executive Officer)

/s/ Rodger Rees	Chief Financial Officer
Rodger Rees	(Principal Financial Officer)

/s/ Ryan Seddon	Director
Ryan Seddon

/s/ Robert P. Grammen	Director
Robert P. Grammen

/s/ Michael W. Yurkowsky	Director
Michael W. Yurkowsky

/s/ Frederico Pier	Director
Frederico Pier

SSGI, INC.
(f/k/a PHAGE THERAPEUTICS INTERNATIONAL, INC.)
DECEMBER 31, 2009 AND 2008
CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS:

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Changes in Stockholders’ Deficit	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SSGI, Inc.(f/k/a Phage Therapeutics International, Inc.)

We have audited the accompanying balance sheets of SSGI, Inc. (f/k/a Phage Therapeutics International, Inc.) ("the Company") as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SSGI, Inc. (f/k/a Phage Therapeutics International, Inc.) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has insufficient working capital to fund ongoing operations and expects to incur further losses which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mallah Furman

Fort Lauderdale, Florida
March 22, 2010, except for Note 19,
as to which the date is May 13, 2010

SSGI, INC.
(f/k/a PHAGE THERAPEUTICS INTERNATIONAL, INC.)
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
		(restated)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$121,970	$64,988
Restricted cash deposits	507,028	-
Contracts receivable, net	1,091,343	339,914
Prepaid expenses	89,591	79,457
Costs and estimated earnings in excess of billings on ununcompleted contracts	57,411	135,582
Total current assets	1,867,343	619,941

PROPERTY AND EQUIPMENT, NET	347,874	428,164
OTHER ASSETS	15,538	21,021

	$2,230,755	$1,069,126

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$1,951,881	$734,113
Estimated losses on uncompleted contracts	-	59,354
Current portion of long term debt	111,891	100,292
Promissory note payable	353,691	745,000
Term note payable, related party	965,458	-
Current portion of due to stockholders	11,395	10,521
Billings in excess of costs and estimated earnings on uncompleted contracts	251,797	487,571
Total current liabilities	3,646,113	2,136,851

OTHER LIABILITIES:

Due to stockholders, net of current portion	1,185,091	143,259
Long term debt, net of current portion	133,540	271,159
Total liabilities	4,964,744	2,551,269

STOCKHOLDERS’ DEFICIT:

Common stock - $.0010 Par value, 100,000,000 shares authorized,
34,687,630 issued and outstanding in 2009 and
34,672,630 issued and outstanding in 2008	34,688	34,673
Additional paid in capital	3,138,628	2,720,494
Accumulated deficit	(5,907,305)	(4,237,310)
Total stockholders’ deficit	(2,733,989)	(1,482,143)

	$2,230,755	$1,069,126

SSGI, INC.
(f/k/a PHAGE THERAPEUTICS INTERNATIONAL, INC.)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
		(restated)
CONTRACT REVENUES EARNED	$7,784,942	$6,802,107
COST OF REVENUES EARNED	7,240,425	6,942,944
Gross profit (loss)	544,517	(140,837)

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and related costs	873,895	1,202,430
Insurance	204,360	193,092
Marketing and advertising	54,629	178,930
Office and technology expenses	179,209	202,434
Professional fees	277,688	140,000
Auto and truck expense	58,132	133,987
Travel and entertainment	16,824	48,592
Bad debt expense	185,657	23,886
Depreciation and amortization	41,100	68,499
Other operating expenses	6,751	26,801
Total general and administrative expenses	1,898,245	2,218,651
Loss from operations	(1,353,728)	(2,359,488)

OTHER INCOME (EXPENSES):
Interest expense	(141,268)	(66,524)
Interest income	1,878	143
Financing costs	(181,201)	-
Loss on asset disposition	(2,305)	(13,136)
Other income	6,629	1,475
Total other income (expenses), net	(316,267)	(78,042)

LOSS BEFORE INCOME TAXES	(1,669,995)	(2,437,530)
Income taxes	-	-
NET LOSS	$(1,669,995)	$(2,437,530)

Loss per share:
Basic and Diluted	$(0.048)	$(0.072)

Weighted Average Outstanding Shares:
Basic and Diluted	34,679,909	34,020,307

SSGI, INC.
(f/k/a PHAGE THERAPEUTICS INTERNATIONAL, INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common	Common	Additional	Accumulated
	Shares	Stock	Paid In Capital	Deficit	Total
				(restated)	(restated)
BALANCE AT DECEMBER 31, 2007	33,000,000	$33,000	$1,374,600	$(1,799,780)	$(392,180)

Net loss	-	-	-	(2,437,530)	(2,437,530)

Issuance of stock net of related expenses of $89,635	1,655,630	1,656	1,189,209	-	1,190,865

Stock and warrants issued as compensation	17,000	17	156,685	-	156,702

BALANCE AT DECEMBER 31, 2008	34,672,630	34,673	2,720,494	(4,237,310)	(1,482,143)

Net loss	-	-	-	(1,669,995)	(1,669,995)

Stock and warrants issued as compensation and fees	15,000	15	236,933	-	236,948

Warrants issued as financing costs	-	-	181,201	-	181,201

BALANCE AT DECEMBER 31, 2009	34,687,630	$34,688	$3,138,628	$(5,907,305)	$(2,733,989)

SSGI, INC.
(f/k/a PHAGE THERAPEUTICS INTERNATIONAL, INC.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,669,995)	$(2,437,530)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	122,084	129,256
Stock and warrants issued as compensation	236,948	156,702
Warrants issued as financing costs	181,201	-
Estimated losses on contracts	(59,354)	59,354
Loss on disposal of assets	2,305	13,136
(Increase) decrease in:
Restricted cash	(507,028)	-
Contracts receivable	(751,429)	(318,767)
Prepaid expenses	(10,134)	(70,487)
Costs and estimated earnings in excess of billings on uncompleted contracts	78,171	(119,150)
Other assets	741	2,612

Increase (decrease) in:
Accounts payable and accrued expenses	1,217,767	609,523
Billings in excess of costs and estimated earnings on uncompleted contracts	(235,774)	379,662

Net cash used in operating activities	(1,394,497)	(1,595,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	9,400	106,229
Purchase of equipment, net	(75,256)	(116,820)

Net cash used in investing activities	(65,856)	(10,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term note payable, related party and promissory note	1,349,444	370,000
Payments on term note payable, related parties and promissory note	(874,815)	(100,113)
Due to stockholders	1,042,706	153,780
Proceeds from issuance of stock	-	1,190,865

Net cash provided by financing activities	1,517,335	1,614,532

CHANGE IN CASH AND CASH EQUIVALENTS	56,982	8,252

Cash and cash equivalents at beginning of the year	64,988	56,736

Cash and cash equivalents at end of year	$121,970	$64,988

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid during the year	$201,635	$66,524

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Purchase of vehicles with long-term debt	$21,163	$257,573
Financing of insurance premiums with current debt	$90,168	$-

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

SSGI, Inc. (the “Company”) was incorporated under the laws of the State of Florida as Phage Therapeutics International, Inc. on December 26, 1996. In February 2008, through a share exchange, the company acquired Surge Solutions Group, Inc. (“Surge”) As a consequence of the latter exchange, which qualified as a reverse merger, Surge became the accounting acquirer and the reporting entity prospectively.

On July 7, 2009, the Company filed a Form S-1 with the Securities and Exchange Commission to register a portion of their common stock and to become a fully reporting Company in accordance with the Securities and Exchange Act of 1934. On December 9, 2009, the Company’s registration statement was declared effective.

The Company specializes in petroleum contracting and general construction in Florida including insurance restoration and new commercial construction.  The Company’s work is performed under cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions.  The length of the Company’s contracts typically range from three months or less to one year.

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Subtopic 105-10, Generally Accepted Accounting Principles (“GAAP”)  (“FASB ASC 105-10”).  This Standard establishes an integrated source of existing authoritative accounting principles to be applied by all non-governmental entities and is effective for interim ad annual periods ending after September 15, 2009.  The adoption of FASB ASC 105-10 by the Company did not have a material impact on our financial statements and only resulted in modifications in accounting reference in our footnotes and disclosures.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities and the reported revenues and expenses.  Actual results could vary from the estimates that were used. The significant areas requiring management’s estimates and assumptions relate to determining the fair value of stock-based compensation, fair value of shares issued for services and the determination of percentage of completion in connection with the recognition of profit on customer contracts.

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Certain reclassifications were made to the 2008 financial statements to conform to the 2009 presentation.

Cash and Cash Equivalents

For the purpose of reporting cash flows, the Company has defined cash equivalents as those highly liquid investments purchased with an original maturity of three months or less.

Revenue and Cost Recognition

The Company uses the cost to cost method to arrive at the percentage-of-completion for long-term contracts more than three months in duration. Revenue of individual long-term contracts are included in operations as the project are completed by using costs incurred to date in relation to the estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded.

Contract costs include all direct material, subcontractors and direct labor and those indirect costs related to contract performance, such as indirect labor and supplies.  Selling, general, and administrative expenses are charged to operations as incurred.

Prior to the restatement disclosed in Note 3, the Company used the completed-contract method of accounting for short-term contracts less than three months in duration. Accordingly, revenue and costs of individual short-term contracts were included in operations in the period during which they were completed. Losses expected to be incurred on contracts in progress were charged to operations in the period such losses were determined. The aggregate of costs on uncompleted contracts in excess of related billings was shown as a current asset while the aggregate of billings on uncompleted contracts in excess of related costs was shown as a current liability.

Contracts Receivable

Contracts receivable are customer obligations due under contractual terms. The Company sells its services to residential, commercial, government and retail customers.  On most projects, the Company has liens rights under Florida law which are typically enforced on balances not collected within 90 days. The Company includes any balances that are determined to be uncollectible along with a general reserve in its overall allowance for doubtful accounts.

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. Marketing and advertising costs for the years ended December 31, 2009 and 2008 were $54,629 and $178,930, respectively.

Financial Instruments

Financial instruments consist of cash and cash equivalents, restricted cash, contracts receivable, accounts payable and accrued expenses, borrowings under promissory and term notes as well other debt incurred in the ordinary course of business. The carrying values of these instruments approximate their fair values due to their relatively short lives to maturity.  The fair value of borrowings under the promissory and term notes and other debt also approximate fair market value, as these amounts are due at rates which are compatible to market interest rates.

Concentration of Credit Risk

The Company maintains its cash balances with a high quality financial institution which the Company believes limits its risk.  The balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2009 and 2008, respectively, the Company did not have any cash balances in excess of FDIC limits.

The Company has accounts receivable from customers engaged in various industries.  These industries may be affected by economic factors, which may impact the customer’s ability to pay.  The Company does not believe that any single customer, industry, or concentration in any geographic area represents significant credit risk.

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

Effective January 1, 2009, the Company adopted certain provisions under ASC Topic 740, Income Taxes, (“ASC 740”), which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company’s adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes. The adoption of ASC 740 did not have an impact on the Company’s financial position and results of operations.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of December 31, 2009, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2006 through 2009

Property and Equipment

Property and equipment is stated at cost net of accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the useful life of the related asset.  Amortization of leasehold improvements is computed using the straight-line method over the term of the related lease.  Capital expenditures that extend the useful life of an asset are capitalized and depreciated over the remaining useful life of such asset.  Maintenance and repairs that do not extend the life of an asset are charged to expense when incurred.

Fair Value Measurements

Effective January 1, 2009, the Company adopted FASB ASC 820 “Fair Value Measurements”, for its non-financial assets and liabilities and for its financial assets and liabilities measured at fair value on a nonrecurring basis. This Standard provides a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The adoption of FASB ASC 820 for the Company’s non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earning per Share, formerly Statement of Accounting Standards SFAS No. 128, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares as their effect is anti-dilutive.

Stock Based Compensation

The Company applies the fair value method of ASC 718, Share Based Payment, formerly Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Stock Based Compensation”, in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. As the Company does not have sufficient, reliable and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent sale of stock for purposes of valuing stock based compensation.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants at fair value in accordance with ASC 815-40 Derivatives and Hedging, formerly Emerging Issues Task Force Issue (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Practically Settled in a Company’s Own Stock”.  The Black-Scholes option pricing valuation method is used to determine fair value of these warrants consistent with ASC 718, Share Based Payment, formerly Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Stock Based Compensation. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Common Stock Purchase Warrants (continued)

The Company accounts for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with ASC 505-50 Equity Based Payments to Non-employees, formerly EITF No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

NOTE 2 – GOING CONCERN

At December 31, 2009, the Company has not yet achieved profitable operations, has insufficient working capital to fund ongoing operations and expects to incur further losses. These circumstances cast substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations. The Company may also be able to obtain additional financing if it is successful in achieving profitability.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations. Realization values may be substantially different from carrying values as shown in the financial statements and do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The accompanying 2008 financial statements have been restated to reflect a change in the Company’s revenue recognition policy for its short term contracts.  The Company had previously used the completed contract method of accounting for short-term contracts less than three months in duration and the percentage of completion method for all other contracts. Under the completed contract method, revenues and costs of individual short-term contracts were included in operations in the year during which they were completed. Although using both methods simultaneously is an accepted accounting practice, the Company now desires to only use the percentage of completion method to allow for a more consistent presentation of revenue, cost of revenue and gross profit. This restatement does not affect the ultimate gross profit and cash flows on the contracts, but only the timing of the gross profit recognition.

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Set forth below are the effect of the restatement to the various 2008 financial statement captions:

Balance sheet
Costs and estimated earnings in excess of billings on uncompleted contracts as reported	$127,826
Restatement	7,756

As restated	$135,582

Billings in excess of costs on uncompleted contracts as reported	$60,222
Restatement	(60,222)

Billings in excess of costs on uncompleted contract as restated	$-

Billings in excess of costs and estimated earnings on uncompleted contracts as reported	$426,253
Restatement	61,318

Billings in excess of costs and estimated earnings on uncompleted contracts as restated	$487,571

Retained earnings (accumulated deficit)	$(4,243,970)
Restatement	6,660

Retained earnings (accumulated deficit) as restated	$(4,237,310)

Stockholders’ deficit as reported	$(1,488,803)
Restatement	6,660

Stockholders’ deficit as restated	$(1,482,143)

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Statement of Operations
Revenue as reported	$6,721,256
Restatement	80,851

Revenue as restated	$6,802,107

Cost of revenues earned as reported	$6,883,572
Restatement	59,372

Cost of revenues earned as restated	$6,942,944

Gross profit as reported	$(162,316)
Restatement	21,479

Gross profit as restated	$(140,837)

Net loss as reported	$(2,459,009)
Restatement	21,479

Net increase in loss as restated	$(2,437,530)

Statement of Cash Flows
Net loss as reported	$(2,459,009)
Restatement	21,479

Net loss as restated	$(2,437,530)

Contracts receivable as reported	$(303,763)
Restatement	(15,004)

Contacts receivable as restated	$(318,767)

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Costs and estimated earnings in excess of billings on uncompleted contracts as reported	$(116,798)
Restatement	(2,352)

Costs and estimated earnings in excess of billings on uncompleted contracts as restated	$(119,150)

Accounts payable and accrued expenses as reported	$594,798
Restatement	14,725

Accounts payable and accrued expenses as restated	$609,523

Billings in excess of costs on uncompleted contracts as reported	$41,571
Restatement	(41,571)

Billings in excess of costs on uncompleted contracts as restated	$-

Billings in excess of costs and estimated earnings on uncompleted contracts as reported	$356,939
Restatement	22,723

Billings in excess of costs and estimated earnings on uncompleted contracts as restated	$379,662

NOTE 4 – RESTRICTED CASH DEPOSITS

In some instances the Company is required to post performance bonds on contracts awarded by certain state agencies and municipalities to guarantee performance in accordance with the terms of the contracts. The Company deposits cash equal to a percentage of the contract price with an independent third party bonding agency that holds the deposits for the benefit of the state agency or municipality that has awarded the contract to the Company. The Company also pays a fee to guarantee performance on the percentage of the contract not covered by the cash deposit. Following successful completion of the contract, the bonding agency has up to 90 days to return the deposited cash along with interest in accordance with the contract. Upon successful completion of the contract, cash deposits are released by the bonding agency. Such proceeds are used to pay the note holders as mentioned in Note 9. If the Company fails to perform, these deposits could be claimed by the party that suffers the loss pursuant to non-performance. At December 31, 2009, the Company had $507,028 on deposit.

NOTE 5 – CONTRACTS RECEIVABLE

Contracts receivable as of December 31, 2009 and 2008 are as follows:

	2009	2008
		(restated)
Completed contracts	$528,504	$144,255
Contracts in progress	744,284	206,172
Allowance for doubtful accounts	(181,445)	(10,513)
	$1,091,343	$339,914

NOTE 6 – COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS UNDER THE PERCENTAGE OF COMPLETION METHOD

	2009	2008
		(restated)
Costs incurred on uncompleted contracts	$1,072,453	$2,438,797
Estimated earnings	269,282	62,605
Less: billings to date	(1,536,121)	(2,853,391)
	$(194,386)	(351,989)

Included in the accompanying balance sheets under the following captions:

	2009	2008
		(restated)
Costs and estimated earnings in excess of billings on uncompleted contracts	$57,411	$135,582
Billings in excess of costs and estimated earnings on uncompleted contracts	(251,797)	(487,571)
	$(194,386)	$(351,989)

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of December 31, 2009 and 2008:

Category	Estimated Useful Lives	2009	2008

Tools and equipment	7 Years	$146,774	$98,070

Leasehold Improvements	2 Years	31,852	28,801

Vehicles	5 Years	375,411	431,714

Office equipment	5-7 Years	51,912	50,574
		605,949	609,159
Less: accumulated depreciation and amortization		258,075	180,995
		$347,874	$428,164

The Company allocates a portion of its depreciation and amortization expense to cost of revenues earned. Total depreciation and amortization for 2009 and 2008 amounted to $122,084 and $129,256, respectively. The portion included in General and Administrative Expenses for 2009 and 2008 is $41,100 and $68,499, respectively.

NOTE 8 – LONG TERM DEBT

A summary of long-term debt as of December 31, 2009 and 2008 is as follows:
	2009	2008
7.99% notes payable to Chrysler Financial collateralized by vehicles and guaranteed by founding stockholders. Due in monthly installments of $881 including interest through 2012.	$15,435	$32,389

8.75% to 8.99% notes payable to Ford Credit collateralized by vehicles and guaranteed by founding stockholders. Due in monthly installments of $2,918 including interest through 2013.	47,002	108,381

6.50% to 7.15% notes payable to Wachovia Bank collateralized by vehicles and guaranteed by founding stockholders. Due in monthly installments of $5,654 including interest through 2012.	113,170	195,052

7.50% note payable to Wells Fargo collateralized by a vehicle and equipment. Due in monthly installments of $967 including interest through 2012.	28,759	35,629

5.40% note payable to Premium Financing Specialists. Due in monthly installments of $11,952 including interest through 2010	23,743	-

7.65% note payable to SunTrust Bank collateralized by a vehicle. Due in monthly installments of $349 including interest through 2014	17,322	-
	245,431	371,451
Less current portion of long term debt	111,891	100,292
	$133,540	$271,159

Maturities of long-term debt for the years subsequent to December 31, 2009 are as follows:

Year	Amount

2010	$110,336
2011	85,787
2012	34,448
2013	10,910
2014	3,950
$245,431

NOTE  9– PROMISSORY NOTE PAYABLE

In November of 2007, a financial institution extended the Company a line of credit in the amount of $750,000. In November of 2008, the Company converted the line of credit to a promissory note payable which required monthly principal and interest payments of $35,000 commencing January 2009. The interest rate for the promissory note was 1.5% above the published prime rate.  On June 3, 2009, the promissory note was extended until December 2009. On February 26, 2010, the promissory note was once more extended for one year at the same monthly payment with the interest rate fixed at 7%.

The balance on the promissory note at December 31, 2009 and 2008 was $353,691 and $745,000, respectively. The Company paid $30,192 in interest for the twelve months ended December 31, 2009 and $27,285 for the same period in 2008.

NOTE 10 –TERM NOTE PAYABLE, RELATED PARTY

In April 2009, the Company borrowed against a line of credit from an existing shareholder in the amount of $500,000. In June 2009, the Company paid the principal amount of the line of credit with proceeds from a new term note from a Nevada limited partnership in the principal amount of $925,000. The term note bears interest at 9% per annum with $425,000 in principal due on October 27, 2009 and $500,000 on April 27, 2010. A director of the company and a stockholder are limited partners in the Nevada limited partnership. The Company used a portion of the proceeds to pay premiums on performance bonds, escrow deposits required by performance bonds and working capital. Once the performance bonds for the government construction contracts are completed, the escrow deposits are returned to the Company with accrued interest. The terms of the note require the Company to use the proceeds from the deposits to repay the term note.

For the twelve months ended December 31, 2009, the Company paid $60,367 in interest on the term loan. Interest on the term note was allocated to the contracts that required the bonding and included in cost of revenues earned in the Company’s statement of operations.  At December 31, 2009, the balance due on the term note is $965,458.

As additional compensation on the term note, the Company has issued 632,000 warrants to purchase the Company’s common stock at $0.30 per share. The warrants vested at the time the loans were funded. The Company valued the warrants using the Black-Scholes option pricing model and has recorded an expense of $181,201 as financing costs on its statement of operations with a corresponding increase to the Company’s additional paid-in-capital account.

NOTE 11 – COMMITMENTS

As of December 31, 2009, the Company was committed under leases for the following facilities:

Facility	Monthly Lease Payment	Term
Warehouse, West Palm Beach, Florida	$3,156	Through July 2010

Headquarters, West Palm Beach, Florida	$3,649	Through July 2010

Rent expense for the years ended December 31, 2009 and 2008 was approximately $91,000 and $119,000, respectively. A portion of these amounts have been allocated to costs of revenues earned and general and administrative, respectively.

As of December 31, 2009, the Company was committed under a vehicle lease for $448 per month through February 2011.

Future minimum lease payments as of December 31, 2009 are as follows:

Year	Amount

2010	$53,011
Thereafter	896
TOTAL	$53,907

NOTE 12 – COMMON STOCK PURCHASE WARRANTS

During 2008, the Company completed private placements resulting in the issuance of units consisting of one share of Company restricted common stock and one warrant (each warrant is exercisable into one share of Company restricted common stock).  As part of the transaction, the Company also issued common stock purchase warrants to certain individuals who assisted with the private placement. There was no value assigned to these warrants when they were granted.

During 2009, the Company issued 1,543,499 warrants to purchase the Company’s common stock. At December 31, 2009, 1,343,499 of the warrants are vested and 200,000 of the warrants will vest in 5 to 17 months. The vested warrants were expensed during 2009 with the remaining warrants amortized over the vesting period. The Company used the Black-Scholes option pricing method to value the warrants. These warrants were accounted for on the Company’s financial statements as a $212,009 charge to payroll and related costs. This charge includes $13,827 related to stock awarded to a Company employee. An additional $181,201 was expensed to financing costs for warrants issued in conjunction with the Company’s term loan and $24,939 was expensed to professional fees in payment of directors’ fees and legal costs. These non-cash expenses were offset by a corresponding increase to additional paid-in-capital and capital stock.

NOTE 12 – COMMON STOCK PURCHASE WARRANTS, (continued)

The Company also canceled 752,500 warrants previously issued to employees who were terminated or have left the company. Stock compensation expense was adjusted to reflect this decrease.

A summary of the change in common stock purchase warrants for the year ended December 31, 2009 is as follows:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2008	2,734,054	$0.59	4.58
Warrants issued	1,543,499	$0.45	6.33
Warrants exercised	-	-	-
Warrants cancelled	752,500	$0.25	5.00
Balance, December 31, 2009	3,525,053	$0.70	5.36

The balance of outstanding and exercisable common stock warrants as at December 31, 2009 is as follows:

Number of Warrants Outstanding	Exercise Price	Remaining Contractual Life (Years)
3,525,053	$0.70	1.5 – 9.6

NOTE 12 – COMMON STOCK PURCHASE WARRANTS, (continued)

The fair value of stock purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Years Ended December 31,
	2009	2008
Risk free interest rate	.5% - 1.8%	.5% - 1.5%
Expected volatility	20% - 86%	20% - 86%
Expected term of stock warrant in years	1.5 – 5.0	2.5 – 4.75
Expected dividend yield	0%	0%
Average value per option	.13 - .73	.13 - .57

Expected volatility is based on historical volatility of the Company and other comparable companies. Short Term U.S. Treasury rates were utilized.  The expected term of the options was calculated using the alternative simplified method newly codified as ASC 718, formerly

Staff Accounting Bulletin (“SAB”) 107, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.  Since trading volumes and the number of unrestricted shares are very small compared to total outstanding shares, the value of the warrants was decreased for lack of marketability.

NOTE 13 – INCOME TAXES

Following is a summary of all the components giving rise to the income tax provisions for the years ended December 31, 2009 and 2008:

	2009	2008
Current payable:
Federal and state	$-	$-
	-	-

Deferred:
Federal and state	(363,244)	(988,432)
Total deferred	(363,244)	(988,432)
Less increase in valuation allowance	363,224	988,432
Net income tax provision	$-	$-

NOTE 13 – INCOME TAXES, (continued)

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate for 2009 and 2008 are as follows:
	2009	2008
Tax benefit at U.S. statutory rate	34.00%	34.00%
State taxes, net of federal benefit	3.63	3.63
Change in valuation allowance	(37.63)	(37.63)
	-%	-%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2009 and 2008 consisted of the following:

Deferred Tax Assets	2009	2008
		(restated)
Net Operating Loss Carryforward	$1,958,000	$1,400,000
Other	173,000	202,971
Total Deferred Tax Assets	2,131,000	1,602,971
Deferred Tax Liabilities	(222,000)	(57,215)
Net Deferred Tax Assets	1,909,000	1,545,756
Valuation Allowance	(1,909,000)	(1,545,756)
Total Net Deferred Tax Assets	$-	$-

As of December 31, 2009, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $5,200,000 that may be offset against future taxable income through 2028.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 14 – RETIREMENT PLAN

The Company’s 401(k) savings plan allows all qualified employees to participate.  The plan is a defined contribution retirement plan. Under the agreement the Company contributes to the plan a portion of employee contributions plus additional funds at its discretion.  All contributions are subject to certain limitations and are allocated to each individual’s account in the plan.  At the option of the participants, plan funds are invested in various pooled investments offered by the Trustee.  The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).  The Company contributed approximately $11,245 and $55,755 to the plan in 2009 and 2008, respectively.

NOTE 15 – MAJOR CUSTOMERS

In 2008, two of the Company’s major customers contributed more than 10% of revenues.  Revenues from these customers were approximately $1,400,000 during the year ended December 31, 2008.  During 2009, the Company’s revenue stream moved into the direction of petroleum contracting and no single customer contributed more than 10% of revenues.  The Company expects petroleum contracting to be a primary source of revenue in the near future.  A change in the demand for petroleum contracting could affect operating results.

NOTE 16 – MAJOR SUBCONTRACTOR

In 2008, the Company had two major subcontractors.  During the year ended December 31, 2008, the Company paid its major subcontractors, approximately $1,730,000 for subcontracting work. The amounts paid approximated 35% of contract costs incurred during the period.

In 2009, the Company had one subcontractor that it paid approximately $795,000 or 11% of contract costs during the period.

A change in these subcontractors could cause delays in the Company’s contracts, which could ultimately affect operating results.

NOTE 17 – RELATED PARTY TRANSACTIONS

In order to procure vehicle financing and leased facilities, at various times the founding stockholders of the Company have acted as guarantors under such financing arrangements.

Founding stockholders have also loaned the Company a total of $1,196,486 and $153,780 as of December 31, 2009 and 2008, respectively.  Beginning in November 2008, these stockholder loans accrued interest at rates ranging from 7.5% to 8.5%. Interest accrued on these loans at December 31, 2009 was $61,280.

In addition, the Company purchased insurance through the spouse of a corporate officer via an arm’s length transaction.

In 2008, a founding stockholder of the Company also provided collateral in the amount of $247,000 in order to secure a performance bond required for a construction project.  The collateral was released back to the stockholder in the first six months of 2009 upon completion of the project.

NOTE 18 – LEGAL MATTERS

The Company is a party in legal proceedings in the ordinary course of business. The Company does not believe that the ultimate outcome of the legal proceedings will have an impact on the financial statements.

The Company has filed a lawsuit against several customers for non-payment of contract revenues and has been awarded summary judgments in various cases. While the outcome of continuing collection efforts is unknown, it is the opinion of management that the Company will be successful in collecting a majority of court ordered awards.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available for issuance.

As of December 31, 2009, the Company was in default on the term note payable to related party due to its failure to make timely payments required under the term note.  On May 12, 2010, the lender provided the Company a limited consent and waiver of these payment provisions. The waiver is a one-time waiver and limited only to the payment default and applies only through March 31, 2010. The lender has not taken any action to collect on the term note.  The lender has also agreed to extend certain principal payment due on the note in April 2010 until June 30, 2011.

In January and February of 2010, the Company received proceeds from two performance bonds held with the Company’s third party bonding agent in the aggregate amount of $271,371 of which $260,897 was applied to the principal of the term loan and $10,474 paid accrued interest.

In February of 2010, the promissory note to a financial institution which was originally due in February 2009 was extended for one year at the same monthly payment of $35,000 at a fixed interest rate of 7%.

In February of 2010, the Company’s Chairman of the Board, President and Chief Executive Officer, who held these positions at that time, loaned the Company an additional $60,000. During the period from January 1 to April 2 of 2010, the Company paid $33,747 in principal against loans payable to him. A portion of these principal reductions were also applied against loans made by one of the Company’s founding stockholders.

On April 10, 2010, the Chairman of the Board, President and Chief Executive Officer resigned these positions and remained as director of the Company. In connection with the resignation, the Company and the former Chairman of the Board, President and Chief Executive Officer entered into a Modification Agreement that required the former officer to surrender to the Company all shares of common stock held with the exception of  4,000,000 shares. The former officer also forgave the Company for all except for $125,000 of remaining principal and accrued interest of previous loans made by the former officer to the Company. The $125,000 not forgiven is evidenced by a promissory note bearing interest at 5% and payable in full on December 31, 2011. The Modification Agreement also requires the former officer to provide certain transitional consulting services to the Company , on a limited basis, for 12 months in exchange for a consulting fee of $9,333 per month as well as the issuance of 500,000 warrants to purchase the Company’s common stock at $0.60 per share exercisable for five years. The Company also agreed, as part of the Modification Agreement, to use its best efforts to repay outstanding credit card indebtedness incurred by the Company and personally guaranteed by the former officer and director.

On May 13, 2010, the Company acquired all of the outstanding common shares of a Florida construction company licensed to operate in the Southeastern United States. This newly acquired subsidiary specializes in the design, construction and maintenance of retail petroleum facilities.  The Company believes that this acquisition will allow the Company to add experienced personnel in the petroleum industry and existing relationships with large petroleum companies. The Company will also be able to expand its operations in the Southeastern United States. As consideration for the acquisition, the Company paid $1,000,000 in cash, $300,000 due at closing, $250,000 within 30 days of the closing date, $250,000 within 60 days of the closing date, and $200,000 within 90 days of the closing date. In addition the Company issued a Promissory Note in the amount of $1,173,473 bearing interest at 4% per annum and payable in 48 equal monthly installments commencing on the 30th day following the closing date and issued 6,124,622 shares of the Company’s common stock. The Company has valued the transaction at $6,460,708 utilizing $0.70 as the market value of the Company’s stock at the date of acquisition as listed on the OTC market and cash paid.  The Company pledged the shares of the acquired company to secure payment of the remaining cash installments. The Company also issued warrants to certain employee shareholders of the acquired company to purchase 250,000 shares of the Company’s common stock at $0.75 per share exercisable for five years.

Audited financial statements of the acquired company were not available at the time of acquisition. If the company had been combined for the years ended December 31, 2009 and 2008, the combined revenues would have been $26,399,000 and $31,631,000, respectively. The pre-tax results of operations for the same periods would have been losses of $1,438,000 and $1,325,000, respectively. The acquired company has operated as a S Corporation since its inception.