Form 10-Q
period 2010-03-31
SSGI, INC.
filed 2010-06-22
CIK 1468639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission File Number 333-160700

SSGI, Inc.
(Exact name of registrant as specified in its charter)

Florida	91-1930691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8120 Belvedere Road, Suite 4
West Palm Beach, Florida 33411
(Address of principal executive offices)
Telephone Number - Area code (561) 333-3600
(Registrant’s telephone number, including area code)

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

As of June 7, 2010, there were 34,187,252 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SSGI, Inc.

Index

Forward-Looking and Cautionary Statements

This report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward looking information. Some of the statements contained in this quarterly report are forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include information concerning our possible or assumed future financial performance and results of operations.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties disclosed in our 2009 Annual Report on Form 10-K contained in Part I under “Risk Factors”.

Many of these factors are beyond our ability to control or predict. Any of these factors, or a combination of these factors, could materially and adversely affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially and adversely from those projected in the forward-looking statements. We caution against putting undue reliance on forward-looking statements or projecting any future results based on such statements or on present or prior earnings levels. In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statement.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

SSGI, INC.
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$111,103	$121,970
Restricted cash deposits	237,918	507,028
Contracts receivable, net	348,401	1,091,343
Prepaid expenses	59,921	89,591
Costs and estimated earnings in excess of billings on uncompleted contracts	34,323	57,411
Total current assets	791,666	1,867,343
PROPERTY AND EQUIPMENT, NET	319,324	347,874
OTHER ASSETS	14,280	15,538
	$1,125,270	$2,230,755
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$1,784,029	$1,951,881
Current portion of notes payable	85,000	111,891
Promissory note payable	353,691	353,691
Term note payable, related party	707,116	965,458
Current portion of due to stockholders	11,624	11,395
Billings in excess of costs and estimated earnings on uncompleted contracts	228,848	251,797
Total current liabilities	3,170,308	3,646,113

OTHER LIABILITIES:

Due to stockholders, net of current portion	1,217,614	1,185,091
Long term debt, net of current portion	112,142	133,540
Total liabilities	4,500,064	4,964,744

STOCKHOLDERS' DEFICIT:

Common stock - $.0010 Par value, 100,000,000 shares authorized, 34,687,630 issued and outstanding	34,688	34,688
Additional paid in capital	3,160,158	3,138,628
Accumulated deficit	(6,569,640)	(5,907,305)
Total stockholders' deficit	(3,374,794)	(2,733,989)
	$1,125,270	$2,230,755

The accompanying notes are an integral part of these financial statements.

SSGI, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

CONTRACT REVENUES EARNED	$738,737	$1,673,185
COST OF REVENUES	932,825	1,531,119
Gross profit (loss)	(194,088)	142,066

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and related costs	107,492	188,938
Insurance	71,950	53,856
Marketing and advertising	8,046	44,531
Office and technology expenses	59,362	35,587
Professional fees	107,088	52,582
Auto and truck expense	18,308	24,791
Travel and entertainment	6,528	2,349
Bad debt expense	11,586	7,829
Depreciation and amortization	10,514	16,986
Other operating expenses	28,658	3,793
Total general and admistrative expenses	429,532	431,242
Loss from operations	(623,620)	(289,176)

OTHER INCOME (EXPENSES):
Interest expense	(38,735)	(28,320)
Interest income	20	-
Other income	-	566
Total other income (expenses), net	(38,715)	(27,754)

LOSS BEFORE INCOME TAXES	(662,335)	(316,930)
Income taxes	-	-
NET LOSS	$(662,335)	$(316,930)

Loss per share:
Basic and Diluted	$(0.019)	$(0.009)

Weighted Average Outstanding Shares:
Basic and Diluted	34,687,630	34,679,140

The accompanying notes are an integral part of these financial statements.

SSGI, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(662,335)	$(316,930)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,550	32,838
Stock and warrants issued as compensation and fees	21,530	13,827
Estimated losses on contracts	-	(59,354)
(Increase) decrease in:
Restricted cash	269,110	-
Contracts receivable	742,942	(253,115)
Prepaid expenses	29,670	4,586
Costs and estimated earnings in excess of billings on uncompleted contracts	23,088	79,609
Other assets	1,259	(6,851)
Increase (decrease) in:
Accounts payable and accrued expenses	(167,853)	48,061
Billings in excess of costs and estimated earnings on uncompleted contracts	(22,949)	16,824

Net cash provided by (used in) in operating activities	263,012	(440,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, net	-	(18,759)
Net cash used in investing activities	-	(18,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of term note payable, related party and promissory note payable	(306,631)	(168,953)
Advances from stockholders	32,752	693,500
Net cash (used in) provided by financing activities	(273,879)	524,547

CHANGE IN CASH AND CASH EQUIVALENTS	(10,867)	65,283

Cash and cash equivalents at beginning of the period	121,970	64,988

Cash and cash equivalents at end of the period	$111,103	$130,271

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid during the year	$56,229	$28,320

The accompanying notes are an integral part of these financial statements.

SSGI, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

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

The Company specializes in petroleum contracting and general construction in Florida including insurance restoration and new commercial construction.  The Company's work is performed under cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions.  The length of the Company's contracts typically range from three months or less to one year.

Interim Financial Statements

These financial statements have been prepared in accordance with the rules of interim financial statements stipulated in Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The balance sheet information as of December 31, 2009 was derived from the audited financial statements. The interim financial statements should be read in conjunction with those statements.

Company’s Ability to Continue as a Going Concern

At March 31, 2010, the Company had not yet achieved profitable operations, had insufficient working capital to fund ongoing operations and expects to incur further losses. These circumstances cast doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations.

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

SSGI, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Revenue and Cost Recognition

The Company uses the cost to cost method to arrive at the percentage-of-completion for long-term contracts more than three months in duration. Revenue of individual long-term contracts are included in operations as the project are completed by using costs incurred to date in relation to the estimated total costs of the contracts to measure the stage of completion. Original contract prices are adjusted for change orders in the amounts that are reasonably estimated based on the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues (change orders) are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss; the entire estimated loss is recorded.

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

SSGI, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2010, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2007 through 2009.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. Marketing and advertising costs for the three months ended March 31, 2010 and 2009 were $8,046 and $44,531, respectively.

Financial Instruments

Financial instruments consist of cash and cash equivalents, restricted cash, contracts receivable, accounts payable and accrued expenses, borrowings under promissory and term notes as well other debt incurred in the ordinary course of business. The carrying values of these instruments approximate their fair values due to their relatively short lives to maturity.  The fair value of the promissory notes, term notes and other debt approximate fair market value, as these amounts are due at rates which are compatible to market interest rates.

Stock Based Compensation

The Company applies the fair value method of ASC 718, Share Based Payment, formerly Statement of Financial Accounting Standards ("SFAS”) No. 123R “Accounting for Stock Based Compensation", in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. As the Company does not have sufficient, reliable and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent sale of stock for purposes of valuing stock based compensation.

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

SSGI, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants at fair value in accordance with ASC 815-40 Derivatives and Hedging, formerly Emerging Issues Task Force Issue (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Practically Settled in a Company’s Own Stock”.  The Black-Scholes option pricing valuation method is used to determine fair value of these warrants consistent with ASC 718, Share Based Payment, formerly Statement of Financial Accounting Standards ("SFAS”) No. 123R “Accounting for Stock Based Compensation. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

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

Recent Accounting Pronouncements

In January 2010, The FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements which amends ASC 820-10, Fair Value Measurement and Disclosures. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The object of the amendment is to improve disclosures and increase the transparency in financial reporting. The amendment now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. When reconciling fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this amendment did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements and which amends Subtopic ASC 855-10 Subsequent Events, removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this amendment did not have a material impact on the Company’s financial statements.

NOTE 2 – RESTRICTED CASH DEPOSITS

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

Upon successful completion of the contract, cash deposits are released by the bonding agency. Such proceeds are used to pay the note holders as mentioned in Note 6. If the Company fails to perform, these deposits could be claimed by the party that suffers the loss pursuant to non-performance. At March 31, 2010, the Company had $237,918 on deposit.

SSGI, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 3 – CONTRACTS RECEIVABLE

Contracts receivable are as follows:	March 31,	December 31,
	2010	2009

Completed contracts	$218,959	$528,504
Contracts in progress	167,236	744,284
Allowance for doubtful accounts	(37,794)	(181,445)
	$348,401	$1,091,343

NOTE 4 – COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS UNDER THE PERCENTAGE OF COMPLETION METHOD

	March 31,	December 31,
	2010	2009

Costs incurred on uncompleted contracts	$326,716	$1,072,453
Estimated earnings	73,380	269,282
Less: Billings to date	(594,621)	(1,536,121)
	$(194,525)	$(194,386)

Included in the accompanying balance sheets under the following captions:

	March 31,	December 31,
	2010	2009

Costs and estimated earnings in excess of billings on uncompleted contracts	$34,323	$57,411
Billings in excess of costs and estimated on uncompleted contracts	(228,848)	(251,797)
	$(194,525)	$(194,386)

NOTE 5– PROMISSORY NOTE PAYABLE

In November of 2007, a financial institution extended the Company a line of credit in the amount of $750,000. In November of 2008, the Company converted the line of credit to a promissory note payable which required monthly principal and interest payments of $35,000 commencing January 2009. The interest rate for the promissory note was 1.5% above the published prime rate.  On June 3, 2009, the promissory note was extended until December 2009. On February 26, 2010, the promissory note was extended for an additional year at the same monthly payment with the interest rate fixed at 7% with the first monthly payment due in April 2010. The Company has made all required payments due under the terms of the promissory note.

The balance on the promissory note at March 31, 2010 and December 31, 2009 was $353,691. The Company paid $6,190 and $8,683 in interest for the three months ended March 31, 2010 and 2009, respectively.

SSGI, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 6 –TERM NOTE PAYABLE, RELATED PARTY

In April 2009, the Company borrowed against a line of credit from an existing shareholder in the amount of $500,000. In June 2009, the Company paid the principal amount of the line of credit with proceeds from a new term note from a Nevada limited partnership in the principal amount of $925,000. The term note bears interest at 9% per annum with $425,000 in principal due on October 27, 2009 and $500,000 on April 27, 2010. The Company has not made all payments as required by the terms of note. In April, the Nevada limited partnership extended the term note to April 2011. A director of the company and a stockholder are limited partners in the Nevada limited partnership. The Company used a portion of the proceeds to pay premiums on performance bonds, escrow deposits required by performance bonds and working capital. Once the performance bonds for the government construction contracts are completed, the escrow deposits are returned to the Company with accrued interest. The terms of the note require the Company to use the proceeds from the deposits to repay the term note.

For the three months ended March 31, 2010, the Company paid $17,493 in interest on the term loan and allocated the interest to the contracts that required the bonding. The interest expense is included in cost of revenues earned in the Company’s statement of operations.  At March 31, 2010, the balance due on the term note is $707,116.

NOTE 7 – COMMON STOCK PURCHASE WARRANTS

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

During the three months ended March 31, 2010, the Company issued 22,500 warrants in payment for legal fees which resulted in a total of 3,547,553 warrants outstanding at that date. These warrants vested immediately and were recorded in the Company’s financial statements as a $5,286 charge to professional fees. The Company also amortizes the value of warrants previously issued to employees beginning with the date of issue through the vesting period. During the three months ended March 31, 2010, the Company charged to payroll and related expenses $16,244. The Company used the Black Scholes option pricing method to value the warrants. These non-cash expenses were offset by a corresponding increase to additional paid-in-capital on the balance sheet.

A summary of the change in common stock purchase warrants for the three months ended March 31, 2010 is as follows:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2009	3,525,053	$0.60	4.47
Warrants issued	22,500	$0.60	6.84
Balance, March 31, 2010	3,547,553	$0.60	4.47

The balance of outstanding and exercisable common stock warrants as at March 31, 2010 is as follows:

Number of Warrants Outstanding	Exercise Price	Remaining Contractual Life (Years)
3,547,553	$0.60	1.2 – 9.3

SSGI, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 7 – COMMON STOCK PURCHASE WARRANTS (continued)

The fair value of stock purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	March 31,	December31,
	2010	2009
Risk free interest rate	1.3% - 1.7%	.5% - 1.8%
Expected volatility	173% - 181%	20% - 86%
Expected term of stock warrant in years	3.5	1.5 – 5.0
Expected dividend yield	0%	0%
Average value per option	.26 - .44	.13 - .73

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

NOTE 8 – INCOME TAXES

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate for March 31, 2010 and 2009 are as follows:

	2010	2009
Tax benefit at U.S. statutory rate	34.00%	34.00%
State taxes, net of federal benefit	3.63	3.63
Change in valuation allowance	(37.63)	(37.63)
	-%	-%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
Deferred Tax Assets	2010	2009

Net Operating Loss Carryforward	$2,255,000	$1,958,000
Other	136,000	173,000
Total Deferred Tax Assets	2,391,000	2,131,000
Deferred Tax Liabilities	(290,000)	(278,000)
Net Deferred Tax Assets	2,101,000	1,853,000
Valuation Allowance	(2,101,000)	(1,853,000)
Total Net Deferred Tax Assets	$-	$-

As of March 31, 2010, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $6,000,000 that may be offset against future taxable income through 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

SSGI, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS

In order to procure vehicle financing and leased facilities, at various times the founding stockholders of the Company have acted as guarantors under such financing arrangements.

Founding stockholders have also loaned the Company a total of $1,229,238 and $1,196,486  as of March 31, 2010 and December 31, 2009, respectively.  Beginning in November 2008, these stockholder loans accrued interest at rates ranging from 7.5% to 8.5%. Interest accrued on these loans at March 31, 2010 was $84,910.

In addition, the Company purchased insurance through the spouse of a corporate officer via an arm’s length transaction.

NOTE 10 – LEGAL MATTERS

The Company is a party in legal proceedings in the ordinary course of business.  At March 31, 2010, there were no legal proceedings against the Company. The Company has filed a lawsuit against several customers for non-payment of contract revenues and has been awarded summary judgments in various cases. While the outcome of continuing collection efforts is unknown, it is the opinion of management that the Company will be successful in collecting a majority of court ordered awards.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available for issuance.

On April 10, 2010, the Chairman of the Board, President and Chief Executive Officer resigned these positions and remained as director of the Company. In connection with the resignation, the Company and the former Chairman of the Board, President and Chief Executive Officer entered into a Modification Agreement that required the former officer to surrender to the Company all shares of common stock held with the exception of  4,000,000 shares. The former officer also forgave the Company for all except for $125,000 of remaining principal and accrued interest of previous loans made by the former officer to the Company. The $125,000 not forgiven is evidenced by a promissory note bearing interest at 5% and payable in full on December 31, 2011. The Modification Agreement also requires the former officer to provide certain transitional consulting services to the Company, on a limited basis, for 12 months in exchange for a consulting fee of $9,333 per month as well as the issuance of 500,000 warrants to purchase the Company’s common stock at $0.60 per share exercisable for five years. The Company also agreed, as part of the Modification Agreement, to use its best efforts to repay outstanding credit card indebtedness incurred by the Company and personally guaranteed by the former officer and director.

On April 27, 2010, the maturity date of the term note payable, related party, was extended to April 30, 2011.

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

SSGI, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
NOTE 11 – SUBSEQUENT EVENTS (continued)

Audited financial statements of the acquired company were not available at the time of acquisition. If the company had been combined for the years ended December 31, 2009 and 2008, the combined revenues would have been $26,399,000 and $31,631,000, respectively. The pre-tax results of operations for the same periods would have been losses of $1,438,000 and $1,325,000, respectively. The acquired company has operated as an S Corporation since its inception.

May 13, 2010, the Company commenced a private offering to accredited investors of up to 15 million shares of the Company’s common stock at $0.10 per share. On that date, the Company accepted subscriptions for 2.9 million shares of common stock from 12 accredited investors for $0.29 million in cash. On May 25, 2010 the Company accepted $0.18 million in cash for 1.8 million shares from 5 accredited investors. From May 27 to June 2, 2010, the Company accepted subscriptions for 1.69 million shares of common stock from 6 accredited investors for $0.169 million in cash. There were no warrants attached to these shares sold. There were no underwriting discounts or commissions.  The securities were sold in a private placement only to accredited investors in reliance on an exemption provided by Regulation D promulgated under the Securities Act of 1933, as amended.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of management’s discussion and analysis (“MD&A”) is to increase the understanding of the reasons for material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year.  The MD&A should be read in conjunction with the condensed consolidated financial statements and accompanying notes and our 2009 Annual Report on Form 10-K.

Business Environment and Results of Operations

Overview

SSGI, Inc. (the “Company”, “we”) was incorporated under the laws of the State of Florida as Phage Therapeutics International, Inc. on December 26, 1996. In February 2008, through a share exchange, the company acquired Surge Solutions Group, Inc.. As a consequence of the latter exchange, which qualified as a reverse merger, we became the accounting acquirer and the reporting entity prospectively.

On July 7, 2009, we filed a Form S-1 with the Securities and Exchange Commission to register a portion of our common stock and to become a fully reporting Company in accordance with the Securities and Exchange Act of 1934. On December 9, 2009, the Company’s registration statement was declared effective.

We specialize in petroleum contracting and general construction in Florida which includes insurance restoration and new commercial construction.  We perform under cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions.  The length of our contracts typically range from three months or less to one year.

We are a multi disciplined solutions company specializing in three specific markets of general construction including; insurance restoration, petroleum contracting and commercial construction.

Recent Acquisition of B&M Construction Co., Inc.

On May 13, 2010, we acquired all of the outstanding shares of capital stock of B&M Construction Co., Inc., a Florida corporation (“B&M”), from Bobby L. Moore, Jr. (the “Majority B&M Shareholder”), Phillip A. Lee, William H. Denmark and Evan D. Finch (Messrs. Lee, Denmark and Finch are collectively referred to as the “Minority B&M Shareholders”).  B&M is a construction company operating in the Southeastern United States that specializes in the design, construction and maintenance of retail petroleum facilities.  The consideration paid by the Company to the Majority B&M Shareholder consisted of (a) $1,000,000 in cash, payable $300,000 at closing, $250,000 within 30 days of the closing date, $250,000 within 60 days of the closing date, and $200,000 within 90 days of the closing date, plus (b) $1,173,473 represented by a Promissory Note bearing interest at 4% per annum and payable in forty-eight (48) equal monthly installments, commencing on the 30th day following the closing date, plus (c) 4,124,622 shares of the Company’s common stock.  The consideration paid by the Company to the Minority B&M Shareholders consisted of (in the aggregate) (a) 2,000,000 shares of the Company’s common stock, and (b) warrants to purchase 250,000 shares of the Company’s common stock exercisable for five years at an exercise price of $0.75 per share.  In addition, at the closing of the acquisition, the Minority B&M Shareholders became employees of Surge.

Three months ended March 31, 2010 as compared to three months ended March 31, 2009

Revenue

The Company’s revenue of $0.74 million for the three months ended March 31, 2010 decreased $.93 million or 56%, compared to $1.67 million for the three months ended March 31, 2009.   This decrease in revenues was primarily due to our lack of cash reserves needed to commence construction on new contracts.  While government contracts increased significantly from $0.03 million for the three months ended March 31, 2009 to $0.28 million for the same period in 2010, the private sector revenues fell from $1.28 million for the three months ended March 31, 2009 to $0.50 million or 61% for the same period in 2010. The Company earned $.12 million for the three months ended March 31, 2009 from small restoration and installation contracts with a large national retail chain while for the same period in 2010, we earned -0- revenues from this source. We did, however, begin construction on a $1.08 million contract. We spent significant time during the three months ended March 31, 2010 seeking additional capital. (See “Recent Financings” )

Gross Profit (Loss)

For the three months ended March 31, 2010, we had a gross loss as a percentage of contract revenues of 26% or $0.19 million on revenues of $.74 million as compared to a $.14 million gross profit on sales of $1.67 million for the same period in 2008. Our gross loss decreased to a negative $0.19 million from a gross profit of $0.14 million for the three months end March 31, 2010 and 2009, respectively.  Our cost of revenues earned decreased approximately 39% from $1.53 million for the three months ended March 31, 2009 to $0.93 million for the three months ended March 31, 2010. This decrease was due primarily to the our inability to fund cash needed to commence construction on new contracts.

General and Administrative

General and administrative expenses remained constant at $0.43 million for both periods ended March 31, 2010 and 2009, respectively. Although payroll and related costs decreased 42% from $0.19 million for the three months ended March 31, 2009 to $0.11 million for the three months ended March 31, 2010, professional fees increased 104% from $0.05 to $0.11 million for the same periods. The decrease in payroll and related costs was due primarily to the lack of construction activity between the periods. The increase in professional fees was due mainly to our litigation costs incurred in collecting several delinquent contracts and legal fees associated with regulatory filings. Marketing and advertising costs decreased 82% from $0.045 to $0.008 million for the three months ended March 31, 2009 and 2010, respectively. This decrease was due primarily to our transition from retail oriented contracts, which need advertising and marketing, to bid oriented petroleum contracts which do not require costs associated with advertising and marketing. Insurance costs increased 34% from 2009 to 2010 for first quarter of each period. This increase was due primarily to the Company purchasing its own insurance coverage on rental equipment that was previously purchased each time the we rented equipment through the equipment rental companies. Due to rising costs of employee health insurance, our insurance expense was also affected adversely between the periods.

Depreciation expense remained constant between the three month periods ended March 31, 2010 and 2009. We allocated $.02 million and $0.01 million of depreciation expense for the three month periods ended  March 31, 2010 and 2008, respectively, to cost of revenues earned. Amortization expense increased slightly from the three months ended March 31, 2009 to the same period in 2010 due to the amortization of costs associated with updating of the our website.

For the three months ended March 31, 2010, we recorded bad debt expense of $0.01 million from our bad debt reserve amount of $0.04 million. Our bad debt expense was 2% of contract revenues earned and approximately 3% of our contracts receivable balance of $0.39 million at March 31, 2010. During the three month period ended March 31, 2010, we recovered $0.03 million from delinquent contracts.

Contracts receivable are customer obligations due under contractual terms. We sells our services to residential, commercial, and retail customers as well as municipalities.  On most projects, we have liens rights under Florida law which are typically enforced on balances not collected within 90 days.   The Company includes any balances that are determined to be uncollectible along with a general reserve in its overall allowance for doubtful accounts. Collectability of our accounts receivable allowance is reviewed on a monthly basis. Municipalities pay the Company based on a percentage completion formula less a 10% retainage that is paid upon successful completion of a contract.

Other Income and Expenses

Total interest expense increased from $0.03 million for the three months ended March 31, 2009 to $0.06 million for the three months ended March 31, 2010, or 100%.  The increase is due to $0.02 million in interest paid or accrued on loans of $1.23 million made to us by Ryan Seddon, our former Chairman of the Board, Chief Executive Officer and President, and Ricardo Sabha, a former officer and director and current employee as of the three months ended March 31, 2010. We paid $0.01 million in interest same individuals during the three months ended March 31, 2009. We paid interest to a financial institution on its promissory note during the three months ended March 31, 2010 and 2009 of approximately $0.006 million and $0.009 million, respectively.

Allocated to cost of revenues earned and not shown under the other income and expense classification in our statement of operations is an additional $.02 million in interest paid on term notes payable to related parties. The interest cost associated with this loan is directly related to loans made to fund restricted cash deposits held by a third party bonding agency for contracts requiring performance bonds. Each contracted job is charged an interest cost based on the amount of proceeds from the term note payable that funded the cash deposits held as collateral by the bonding agency. The Company did not have a term note payable to related parties for the three months ended March 31, 2009.

Interest expenses associated with amortizing loans for the purchase of vehicles decreased approximately 34% between the two years due to reduction in the principal.

Net Loss

We incurred net losses of $0.66 million and $0.32 million for the years ended March 31, 2010 and 2009, respectively. Our net losses increased approximately 107% or $0.34 million between the two years.

During the three months ended March 31, 2010, we experienced a gross loss from our construction business. We were unable to commence or complete construction on some of our contracts. Of the net loss incurred, approximately 29% or $0.19 million is associated with this gross loss. We also experienced a 100% increase in interest expense from $0.028 million for the three months ended March 31, 2009 to $0.056 million for the three months ended March 31, 2010.  Of the interest expense for the three months ended March 31, 2010, $0.019 million was allocated directly to cost of revenues earned and included in the gross loss as reported in the Company’s statement of operations at March 31, 2010. Also contributing to the net loss was the 104% increase in professional fees between the two periods. These professional fees were incurred as a result of our litigation on delinquent accounts and fees incurred for its regulatory filings.

We experienced losses on several of our contracts. Approximately $0.05 million of costs of revenues earned were incurred on contracts that were completed in previous periods. Our policy is to allocate overhead associated with our program managers, a portion of our senior management and warehouse salaries as well as indirect vehicle costs to contracts in progress.  For the three months ended March 31, 2010, we allocated indirect overhead of approximately $0.09 million directly to cost of revenues earned.

Liquidity and Capital Resources

As of March 31, 2010, we had total current assets of approximately $0.79 million, comprised of cash, contracts receivable, prepaid expenses and costs and estimated earnings in excess of billings on uncompleted contracts. This compares with current assets in the same categories of approximately $1.87 million at December 31, 2009. Contracts receivable decreased 68% from $1.09 million as of December 31, 2009 to $.35 million at March 31, 2010. Costs and estimated earnings in excess of billings on uncompleted contracts decreased 40% from $0.057 million to $0.034 million as of December 31, 2009 and March 31, 2010, respectively.  These decreases are a result of our lack of capital resources to commence construction of several of our contracts and because of this we were unable to bill for new contracts. The Company also used, as required by terms of its term note payable to related party, approximately  $0.27 million of its restricted cash deposits to reduce principal and interest on its term note payable to a related party. Prepaid expenses decreased $0.03 million, or 34% from $0.09 million as of December 31, 2009 to $0.06 as of March 31, 2010. This decrease is due primarily to reduction in prepaid insurance. The insurance expense was associated with our auto, general liability and directors and officers liability insurance policies. At March 31, 2010, property and equipment, net, decreased approximately 8% due to depreciation expense incurred during the three months ended March 31, 2010.

The Company’s current liabilities are comprised of accounts payable and accrued expenses, current portions of notes payable to stockholders, term note payable to a related party, promissory note payable and billings in excess of costs and estimated earnings on uncompleted contracts. At March 31, 2010, current liabilities were $3.17 million as compared to $3.65 million at December 31, 2009. This decrease of 13% from December 31, 2009 to March 31, 2010 was due primarily to a 24% reduction in the current portion of notes payable and a 27% reduction in term note payable to a related party. The 24% reduction in the current portion of notes payable was a result of amortization of loans for our transportation equipment.  The 27% reduction in the term note payable to a related party was a result of cash released from a third party bonding agent and paid to the holder of the term note payable related party. For the three months ended March 31, 2010, we completed two bonded contracts which resulted in $0.27 million being released from restricted cash deposits, reported in the current asset section of our balance sheet, the proceeds of which were paid directly from a third party bonding agent to the holder of the term note payable to a related party. At December 31, 2009, we failed to make additional payments required under the terms of the term note and were in default. In April of 2010, the holder of the term note payable related party agreed to extend the maturity date to April 2011.

We are indebted to a financial institution for a promissory note with a principal balance of $0.35 million at March 31, 2010 and December 31, 2009. In February of 2010, the Company was successful in extending the principal balance to December 2010. No principal payments were made during the three months ended March 31, 2010.

At March 31, 2010, billings in excess of costs and estimated earnings on uncompleted contracts had a balance of $0.23 million which was a decrease of approximately 8% over the balance of $0.25 million at December 31, 2009.  This decrease was a result of lower billings by the Company due to decreased construction activity.

Other liabilities consist of the long term portion of debt due to Ryan Seddon, our former Chairman of the Board, Chief Executive Officer and President, and Ricardo Sabha, a former officer and director and current employee  and notes payable to financial institutions for our transportation equipment. Other liabilities increased approximately $0.01 million or 1% over the balance $1.32 million at December 31, 2009. This increase was due primarily to additional advanced made by Ryan Seddon, our former Chairman of the Board, Chief Executive Officer and President, and Ricardo Sabha, a former officer and director and current employee  to the Company. These loans increased to $1.22 million at March 31, 2010, or 3%, from $1.19 million at December 31, 2009. Notes payable to several financial institutions for the purchases of our transportation equipment decreased from $0.13 million to $0.11 million between these two periods due to amortization of the principal balance as a result of monthly installment payments.

We have insufficient working capital to fund ongoing operations and are expecting this trend which will cause us to continue to incur further losses in the future. Although we decreased our total liabilities by 9%, we have had to  use most of our cash resources from operations to pay general and administrative expenses.  At March 31, 2010, the current liabilities exceed current assets by $2.4 million. Included in the current assets is $0.24 million of restricted cash deposits that are used to satisfy term notes payable to related parties and will not be available to be utilized by the Company to fund operations in the future.

At March 31, 2010, the contracts receivable was $0.35 million or 20% of the accounts payable and accrued expenses balance of $1.78 million in contrast to the contracts receivable balance of $1.09 million or 56% of the accounts payable and accrued expenses balance of $1.95 million at December 31, 2009. Typically, the we use collections from contracts receivable to reduce accounts payable and accrued expenses that are directly related to the contracts resulting in the posting of new contracts receivable. This decrease in the ratio of contracts receivable to accounts payable and accrued expenses at March 31, 2010 was a direct cause of the Company not being able to commence construction on new contracts and thus increase billings. The Company needed collections from its contract receivable to fund general and administrative expenses. Without the Company raising additional capital, it will be unable to reduce the accounts payable and accrued expenses balance and it will continue to experience liquidity problems.  The inability to pay these accrued costs of revenues earned has caused our vendors to cease extending credit to us and has continued to challenge our efforts to commence construction on new contracts.

Currently, we are unable to fund the cost of revenues needed to begin new projects for which we are contracted. Without significant capital infusions to satisfy our cash flow shortage, we will not be able to continue operations in the short term. We have focused on this situation for an extended period of time and have not yet been successful in acquiring the needed capital. We are considering all options as it relates to our current cash flow needs.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities for the years ended March 31, 2010 and 2009 (in 000’s):

	For the three months ended March 31,
	2010	2009

Net cash provided (used) in operating activities	$263	$(441)
Net cash used in investing activities	-	(19)
Net cash provided (used) by financing activities	(274)	525
Net increase (decrease) in cash	$(11)	$65

Net cash provided from operations for the three months ended March 31, 2010 was $0.26 million while for the three months ended March 31, 2009 net cash used by operations was $0.44 million. For the three months ended March 31, 2010, net cash provided by operations was a result of an increase in contracts receivable offset slightly by a decrease in account payable and accrued expenses. For the same three month period in 2009 cash used in operations was a result of a decrease in contracts receivable and the change in estimated losses on contracts recognized. The We did not experience any effect on net cash used in investing activities for the three months ended March 31, 2010 while for the same period in 2009, we used $0.02 million to purchase equipment. For the three months ended March 31, 2009, Ryan Seddon, our former Chairman of the Board, Chief Executive Officer and President, and Ricardo Sabha, a former officer and director and current employee of the advanced $0.69 million to the Company while the Company paid $0.17 in principal payments.  At March 31, 2010, Mr. Seddon advanced $0.03 million to the Company and we reduced debt by $0.31 million. Of the $0.31 million reduction in principal, $0.27 million was due to the release of restricted cash deposits held by a third party bonding agent. These principal payments were made directly to the holder of the term note payable related party.

On April 20, 2010, Mr. Seddon forgave all but $125,000 of his loans to the Company while Mr. Sabha forgave all of his loans to the Company.

Recent Financings

On May 13, 2010, we acquired all of the outstanding shares of capital stock of B&M Construction Co., Inc., a Florida corporation, from Bobby L. Moore, Jr., Phillip A. Lee, William H. Denmark and Evan D. Finch. B&M is a construction company operating in the Southeastern United States that specializes in the design, construction and maintenance of retail petroleum facilities.  The consideration paid by the Company to the Mr. Moore consisted of $0.30 million paid at closing and issuance of a promissory note for $0.70 million. The terms of the promissory note require a $0.25 million payment within 30 days of the closing date, $0.25 million within 60 days of the closing date, and $0.20 million within 90 days of the closing date. In addition we executed an additional promissory note in the amount of approximately $1.17 million bearing interest at 4% per annum and requiring 48 equal monthly installments commencing on the 30th day following the closing date. We also issued Mr. Moore 4,124,622 shares of the Company’s common stock.  Mr. Lee, Mr. Denmark and Mr. Finch were issued 2,000,000 shares of the our common stock  and .25 million warrants to purchase our common stock at $0.75 exercisable for five years in payment for their shares in B & M Construction Co, Inc.

Also on May 13, 2010, we commenced a private offering to accredited investors of up to 15 million shares of the Company’s common stock at $0.10 per share. On that date, we accepted subscriptions for 2.9 million shares of common stock from 12 accredited investors for $0.29 million in cash. On May 25, 2010, we accepted $0.18 million in cash for 1.8 million shares from 5 accredited investors. From May 27 to June 2, 2010, we accepted subscriptions for 1.69 million shares of common stock from 6 accredited investors for $0.169 million in cash. There were no warrants attached to these shares.

Critical Accounting Estimates

The Company uses estimates and assumptions in preparing its financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities and the reported revenues and expenses.  Actual results could vary from the estimates that are used. The significant areas requiring management’s estimates and assumptions relate to determining the fair value of stock-based compensation, fair value of shares issued for services and the determination of percentage of completion in connection with the recognition of profit on customer contracts.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Regulation S-K, and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4T.  Controls and Procedures.

Not applicable.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 1A.  Risk Factors.

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for 2009, which is incorporated herein by reference, for the three months ended March 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Not applicable.

Item 5.   Other Information.

None.

Item 6.  Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SSGI, Inc.

June 22, 2010	By:	/s/ Larry M. Glasscock, Jr.
Larry M. Glasscock, Jr.,
Chief Executive Officer

June 22, 2010	By:	/s/ Rodger Rees
Rodger Rees,
Chief Financial Officer