Form 10-Q
period 2010-06-30
SSGI, INC.
filed 2010-08-24
CIK 1468639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission File Number 333-160700

SSGI, Inc.
(Exact name of registrant as specified in its charter)

Florida	91-1930691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3706 DMG Drive
Lakeland, Florida 33811
(Address of principal executive offices)
Telephone Number - Area code (863) 644-0456
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

As of August 24, 2010, there were 38,107,252 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

SSGI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2010	2009
CURRENT ASSETS:	(unaudited)	(audited)

Cash and cash equivalents	$104,236	$121,970
Restricted cash deposits	237,918	507,028
Contracts receivable, net	1,720,253	1,091,343
Costs and estimated earnings in excess of billings
on uncompleted contracts	704,060	57,411
Prepaid expenses and other current assets	38,785	89,591

TOTAL CURRENT ASSETS	2,805,252	1,867,343

PROPERTY AND EQUIPMENT, NET	546,370	347,874

GOODWILL	5,062,144	-

CASH SURRENDER VALUE OF INSURANCE AND OTHER ASSETS	785,897	15,538

TOTAL ASSETS	$9,199,663	$2,230,755

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$2,723,811	$1,951,881
Billings in excess of costs and estimated earnings
on uncompleted contracts	747,123	251,797
Current portion of long term debt	491,984	111,891
Promissory note payable	893,160	353,691
Current portion of due to stockholders	450,000	11,395
Term note payable, related party	707,116	965,458

TOTAL CURRENT LIABILITIES:	6,013,194	3,646,113

LONG TERM LIABILITIES
Due to stockholders, net of current portion	125,000	1,185,091
Long term debt, net of current portion	1,576,249	133,540

TOTAL LIABILITIES	7,714,443	4,964,744

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock - $.001 Par Value, 100,000,000 shares authorized
34,187,952 and 34,687,630 issued and outstanding, respectively	34,187	34,688
Additional paid in capital	8,464,836	3,138,628
Accumulated deficit	(6,965,436)	(5,907,305)
Total	1,533,587	(2,733,989)
Non-controlling interest in subsidiary	(48,367)	-

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,485,220	(2,733,989)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,199,663	$2,230,755

The accompanying notes are an integral part of these consolidated financial statements.

SSGI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

CONTRACT REVENUES EARNED	$2,925,691	$1,023,022	$3,664,428	$2,696,207
COST OF REVENUES EARNED	3,159,298	1,001,732	4,092,123	2,532,851

GROSS PROFIT (LOSS)	(233,607)	21,290	(427,695)	163,356

GENERAL AND ADMINISTRATIVE EXPENSES
Payroll and related costs	698,949	277,190	806,441	466,128
Insurance	52,331	42,671	124,281	96,527
Marketing and advertising	16,010	25,880	24,056	70,411
Office and technology expenses	116,853	61,738	176,215	97,325
Professional fees	194,415	61,989	301,503	114,571
Travel and entertainment	16,852	7,039	23,380	9,388
Other operating expenses	46,152	31,575	115,218	84,974
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,141,562	508,082	1,571,094	939,324

LOSS FROM OPERATIONS	(1,375,169)	(486,792)	(1,998,789)	(775,968)

OTHER INCOME (EXPENSES):
Interest income	-	-	15	45
Other income	1,009,855	2,063	1,009,855	2,629
Financing costs	-	-	-	(181,201)
Interest expense	(30,482)	(45,663)	(68,927)	(73,983)
Loss on asset disposition	-	-	(285)	(2,305)
TOTAL OTHER INCOME (EXPENSES):	979,373	(43,600)	940,658	(254,815)

NET LOSS BEFORE TAXES	(395,796)	(530,392)	(1,058,131)	(1,030,783)

PROVISION FOR TAXES	-	-	-	-

LOSS BEFORE NON-CONTROLLING INTEREST IN
NET LOSS OF SUBSIDIARY	(395,796)	(530,392)	(1,058,131)	(1,030,783)

NON-CONTROLLING INTEREST IN NET LOSS
OF SUBSIDIARY	48,367	-	48,367	-

NET LOSS	$(347,429)	$(530,392)	$(1,009,764)	$(1,030,783)

Earnings per share:
Basic and Diluted			$(2,133.329)	$(2,015.216)

Weighted Average Outstanding Shares:
Basic and Diluted			496	512

Net loss per share:
Basic and Diluted	$(0.010)	$(0.015)	$(0.029)	$(0.030)

Weighted Average Outstanding Shares:
Basic and Diluted	34,144,861	34,679,140	34,476,757	34,679,669

The accompanying notes are an integral part of these consolidated financial statements.

SSGI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,009,764)	$(1,030,783)
Non-controlling interest in net loss of subsidiaries	(48,367)	-
Loss before non-controlling interest in net loss of subsidiaries		(1,030,783)
Adjustments to reconcile net loss to net cash and cash
equivalents used in operating activities:
Depreciation and amortization	70,352	62,330
Gain on asset disposition	285	-
Provision for bad debts	11,586	-
Warrants issued for compensation	89,731	166,086
Warrants issued as financing costs	-	181,201
Estimated losses on contracts	-	(59,354)
Loan forgiveness from stockholder loans	(866,055)	-
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Contracts receivable	796,585	(166,106)
Costs and estimated earnings in excess of billings
on uncompleted contracts	(13,698)	(52,128)
Prepaid expenses and other current assets	178,739	44,508
Cash surrender value of insurance and other assets	12,607	812
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(334,645)	(152,929)
Billings in excess of costs and estimated earnings
on uncompleted contracts	309,889	83,371
Net cash used in operating activities	(802,755)	(922,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	6,200	34,924
Release (deposits of) restricted cash	269,110	(367,036)
Purchase of subsidiary	(550,000)	-
Purchase of equipment	(10,114)	(20,354)
Net cash used in investing activities	(284,804)	(352,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term note payable, related party and promissory note		925,000
Issuance of common stock	851,000	-
Payments for term note payable, related party and promissory note		(322,825)
Advances from stockholders	-	696,007
Net cash provided by financing activities	1,069,825	1,298,182

CHANGE IN CASH AND CASH EQUIVALENTS	(17,734)	22,724

Cash and cash equivalents at beginning of the period	121,970	64,988

Cash and cash equivalents at end of period	$104,236	$87,712

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid during the period	$68,927	$73,983

CHANGES IN NON-CASH FINANCING ACTIVITIES:
Common stock issued for acquisition of subsidiary	$3,974,773	$-
Promissory note issued for acquisition of subsidiary	$1,173,473	$-
Warrants issued for acquisition of subsidiary	$171,592	$-
Note payable issued for acquisition of subsidiary	$700,000	$-
Warrants issued for loan forgiveness	$244,898	$-

The accompanying notes are an integral part of these consolidated financial statements.

SSGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2010

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
SSGI, Inc. (the “Company”) was incorporated under the laws of the State of Florida as Phage Therapeutics International, Inc. on December 26, 1996. In February 2008, through a share exchange, the company acquired Surge Solutions Group, Inc. (“Surge”).  As a consequence of the latter exchange, which qualified as a reverse merger; Surge became the accounting acquirer and the reporting entity prospectively.

On May 13, 2010, the Company acquired all of the outstanding common shares of B&M Construction Co., Inc. (“B&M”), a Florida construction company licensed to operate in the Southeastern United States. This newly acquired subsidiary specializes in the design, construction and maintenance of retail petroleum facilities.

The Company specializes in the design and construction of industrial and commercial buildings in the petroleum industry; and in the maintenance of retail petroleum facilities in Florida and Georgia. The Company's work is performed under various fee arrangements including cost plus fee contracts, fixed price contracts, fixed price contracts with incentive and penalty provisions, and straight hourly fee contracts.  These contracts are undertaken by the Company alone or in conjunction with other contracts.  The length of the Company's contracts typically range from three months or less to one year.

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

Company’s Ability to Continue as a Going Concern
At June 30, 2010, the Company had not yet achieved profitable operations, had insufficient working capital to fund ongoing operations and expects to incur further losses. These circumstances cast doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its

SSGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2010

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Company’s Ability to Continue as a Going Concern (continued)
obligations and continue its operations. Realization values may be substantially different from carrying values as shown in the financial statements and do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

Principles of Consolidation
These consolidated financial statements includes the accounts of the Company’s wholly owned subsidiary and its 70% majority-owned subsidiary.  All significant inter-company transactions have been eliminated.

Non-controlling interest in subsidiaries
FASB ASC 810-10-65, Consolidations, requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  The non-controlling interest represents the minority interests not held by the Company. The Company has recorded a non-controlling interest in its Consolidated Financial Statements to reflect the minority interests.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The most significant management estimate relates to the determination of percentage of completion in connection with the recognition of profit on contracts.

Revenue and Cost Recognition
Revenues from fixed price or modified fixed price construction contracts are recognized on the percentage of completion method, measured by the costs incurred to date relative to estimated total costs for each contract.  Where appropriate, certain contracts are segmented into major activities due to the particular scope of work and services to be performed.  These methods are used because management considers costs incurred and possible segmentation of specific contracts to be the best available measure of progress. The length of the Company’s contracts varies, but is typically less than one year.

Contract costs include all direct material and labor costs, and those indirect costs related to contract performance such as insurance, employee benefits, supplies, small tools, repairs, and indirect labor.  Selling, general and administrative costs are charged to expense as incurred.  Provisions for estimated

SSGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2010

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (continued)
losses on uncompleted contracts, if applicable, are made in the period in which such losses are determined.  Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Cash and cash equivalents include money market accounts and investments in a repurchase agreement backed by government securities.

Concentration of Credit Risk
The Company is subject to some credit risk through short term cash investments which are placed with high credit quality financial institutions.  The Company has entered into an overnight repurchase and cash management agreement with a financial institution to invest idle funds in US government securities.  The Company maintains its cash accounts in several commercial banks located in Central Florida.  The Federal Deposit Insurance Corporation (FDIC) guarantees accounts in the financial institution up to $250,000.  At various times throughout the period, the Company had cash balances that exceeded the FDIC limit.

The Company provides construction services, parts sales and servicing and extends trade credit to the petroleum distribution industry. The customers are primarily to major oil companies and large independent distributors in Florida and Georgia.  The Company grants credit to its customers during the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral.  Management believes that its contract acceptance, billing and collections policies are adequate to minimize potential risk.  The Company does not believe that any single customer, industry, or concentration in any geographic area represents significant credit risk.

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

Net Loss Per Share
The Company follows ASC 260-10, “Earnings Per Share” in calculating the basic and diluted loss per share.  The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share considers the effect of common share equivalent shares.  There were no common share equivalents at June 30, 2010 and 2009.

SSGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2010

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Treasury Stock
The Company accounts for treasury stock at par value.  Under this method, the treasury stock account is increased by the par value of each share of common stock reacquired.  Any excess paid per share over the par value is debited to additional paid-in capital for the amount per share that was originally credited.  Any remaining excess is charges to retained earnings.

Income Taxes
Income taxes are accounted for under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized

In January 1, 2009, the Company adopted certain provisions under ASC Topic 740, Income Taxes, (“ASC 740”), which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company’s adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes. The adoption of ASC 740 did not have an impact on the Company’s financial position and results of operations.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of June 30, 2010, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2007 through 2009.

Property and Equipment
Property and equipment are recorded at cost and depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, usually from three to forty years.  Routine repairs and maintenance are expensed as incurred.  Accelerated depreciation is used for tax reporting and straight-line depreciation is used for financial statement reporting.

SSGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2010

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-lived Assets
The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows attributable to the related assets are less than the carrying amount, the carrying amounts are reduced to fair value and an impairment loss is recognized in accordance with FASB ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets.

Marketing and Advertising Costs
Marketing and advertising costs are expensed as incurred. Marketing and advertising costs for the three months ended June 30, 2010 and 2009 were $24,056 and $70,411, respectively.

Fair Value Measurements
In January 1, 2009, the Company adopted FASB ASC 820 “Fair Value Measurements”, (“FASB ASC 820”) for its non-financial assets and liabilities and for its financial assets and liabilities measured at fair value on a nonrecurring basis. This Standard provides a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The adoption of FASB ASC 820 for the Company’s non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.

Financial Instruments
Financial instruments consist of cash and cash equivalents, contracts receivable, accounts payable and accrued expenses, promissory note payable, due to stockholders, and long-term debt. The carrying values of cash and cash equivalents, contracts receivable, and accounts payable and accrued expenses, approximate their fair values due to their relatively short lives to maturity.  The fair value of long-term debt also approximates fair market value, as these amounts are due at rates which are compatible to market interest rates.

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

SSGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2010

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

Upon successful completion of the contract, cash deposits are released by the bonding agency. Such proceeds are used to pay the note holders as mentioned in Note 7. If the Company fails to perform, these deposits could be claimed by the party that suffers the loss pursuant to non-performance. At June 30, 2010, the Company had $237,918 on deposit.

SSGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2010

NOTE 3 – CONTRACTS RECEIVABLE

Contracts receivable are as follows

	June 30, 2010	December 31, 2009
Contract billings	$1,813,478	$1,272,788
Allowance for doubtful accounts	(93,225)	(181,445)
Total	$1,720,253	$1,091,343

Management used the allowance method of recording bad debts and has reviewed all outstanding accounts for collectability.  Credit losses have been minimal and have consistently been within management’s expectation.  No additional allowance was considered necessary at June 30, 2010 and December 31, 2009, respectively.

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at:

	June 30, 2010	December 31, 2009
Costs incurred on uncompleted contracts	$4,846,097	$1,072,453
Estimated earnings	490,320	269,282
	5,336,417	1,341,735
Less billings to date	5,379,480	1,536,121
Total	$(43,063)	$(194,386)

These amounts are included in the Company’s consolidated balance sheet under the following captions:

	June 30, 2010	December 31, 2009
Costs and estimated earnings in excess of
billings on uncompleted contracts	$704,060	$57,411

Billings in excess of costs and estimated
earnings on uncompleted contracts	(747,123)	(251,797)
Total	$(43,063)	$(194,386)

NOTE 5– ACQUISITION AND GOODWILL

On May 13, 2010, the Company completed the acquisition of B&M.

The following information summarizes the allocation of fair value assigned to the assets and liabilities at the acquisition date:

SSGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2010

NOTE 5– ACQUISITION AND GOODWILL (continued)

Current Assets	$2,221,217
Property and Equipment	265,209
Other Assets	785,798
Goodwill	5,062,144
Liabilities Assumed	(2,314,540)
$6,019,838

Consideration paid was comprised of the following:

Warrants	$171,592
Stock	3,674,773
Cash	1,000,000
Note Payable	1,173,473
$6,019,838

The fair value of the assets and liabilities acquired have been determined on a provisional basis and will be completed by August 31, 2010.

In contemplation of the acquisition, the Company and the former Chairman of the Board, President and Chief Executive Officer entered into a Modification Agreement that required the former officer to surrender to the Company all shares of common stock held with the exception of 4,000,000 shares. The former officer also forgave the Company for all except for $125,000 of remaining principal and accrued interest of previous loans made by the former officer to the Company. The $125,000 not forgiven is evidenced by a promissory note bearing interest at 5% and payable in full on December 31, 2011. The Modification Agreement also requires the former officer to provide certain transitional consulting services to the Company, on a limited basis, for 12 months in exchange for a consulting fee of $9,333 per month as well as the issuance of 500,000 warrants to purchase the Company’s common stock at $0.60 per share exercisable for five years.

In addition, a former officer and director and current employee to the Company was issued 500,000 warrants to purchase the Company’s common stock at $0.60 per share exercisable for five years. The Company also agreed, as part of the Modification Agreement, to use its best efforts to repay outstanding credit card indebtedness incurred by the Company and personally guaranteed by the former officer and director.  The former officer also forgave the Company for all remaining principal and accrued interest of previous loans made by the employee to the Company.

Total debt forgiveness was $866,055 and has been included as other income in the consolidated statements of operations for the period ended June 30, 2010.  The remaining $143,800 of other income resulted from adjustments to outstanding liabilities held by the Company.

SSGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2010

NOTE 6– PROMISSORY NOTE PAYABLE

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

At June 30, 2010, a financial institution converted an additional line of credit to a promissory note payable due to the bank withdrawing B&M’s line of credit.  There is no set principal payment required at the current time, interest only.  It is the intent of management to place the balance with another financial institution.  The balances on the promissory notes at June 30, 2010 and December 31, 2009 were $893,160 and $353,691, respectively. The Company paid $39,580 and $63,677 in interest for the six months ended June 30, 2010 and 2009, respectively.

NOTE 7 –TERM NOTE PAYABLE, RELATED PARTY

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

For the six months ended June 30, 2010, the Company has not paid interest on the term loan.  At June 30, 2010 and 2009, the balance due on the term note is $707,116 and $965,458, respectively.

NOTE 8 – LONG TERM DEBT

A summary of long-term debt as of June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009

5.00% note payable to a former stockholder, $9,317 principal and interest payments monthly, through June 2015	$491,748	$-

5.00% note payable to a former stockholder, $2,097 principal and interest payments monthly, through June 2015	111,125	-

3.25% note payable to a former stockholder,
$2,357 principal and interest payments monthly,
through January 2016.	144,600	-

4.00% note payable to a former stockholder, $26,496 principal and interest payable monthly, through May 2014.	1,150,889	-

7.99% note payable to Chrysler Financial collateralized by vehicle and guaranteed by founding stockholders. Due in monthly installments of $293 including interest through May 2012.	6,240	15,435

8.75% to 8.99% notes payable to Ford Credit collateralized by vehicles and guaranteed by founding stockholders. Due in monthly installments of $2,918 including interest through 2013.	38,931	47,002

6.50% to 7.15% notes payable to Wachovia Bank collateralized by vehicles and guaranteed by founding stockholders. Due in monthly installments of $5,654 including interest through 2012.	86,509	113,170

7.50% note payable to Wells Fargo collateralized by a vehicle and equipment. Due in monthly installments of $967 including interest through 2012.	22,320	28,759

5.40% note payable to Premium Financing Specialists. Due in monthly installments of $11,952 including interest through 2010 paid in June.	-	23,743

7.65% note payable to SunTrust Bank collateralized by a vehicle. Due in monthly installments of $349 including interest through 2014.	15,871	17,322

	2,068,233	245,431
Less current portion	491,984	111,891
Total	$1,576,249	$133,540

SSGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2010

NOTE 8 – LONG TERM DEBT (continued)

Interest paid on long term debt for the six month periods ended June 30, 2010 and 2009 was $29,337 and $10,306, respectively.

Maturities of long-term debt for the years subsequent to June 30, 2010 are as follows:

2011	$491,984
2012	494,199
2013	457,274
2014	446,134
2015 and thereafter	178,642
$2,068,233

NOTE 9 – COMMON STOCK PURCHASE WARRANTS

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

During the six months ended June 30, 2010, the Company issued 45,000 warrants in payment for legal fees, 500,000 warrants to the former Chairman of the Board, President and Chief Executive Officer, 500,000 warrants to a founding shareholder, former director, and current employee and 250,000 warrants to employee shareholders of the acquired company which resulted in a total of 4,820,053 warrants outstanding at that date. The Company used the Black Scholes option pricing method to value the warrants.

A summary of the change in common stock purchase warrants for the six months ended June 30, 2010 is as follows:
			Weighted Average
	Number of		Remaining
	Warrants	Weighted Average	Contractual Life
	Outstanding	Exercise Price	(Years)
Balance, December 31, 2009	3,525,053	$0.60	4.47
Warrants Issued	1,295,000	$0.63	4.88
Balance, June 30, 2010	4,820,053	$0.61	4.39

SSGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2010

NOTE 9 – COMMON STOCK PURCHASE WARRANTS (continued)

The balance of outstanding and exercisable common stock warrants as at June 30, 2010 is as follows:

Number of	Remaining
Warrants	Contractual Life
Outstanding	Exercise Price	(Years)

4,820,053	$0.61	1.0 – 9.0

The fair value of stock purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	June 30,	December31,
	2010	2009
Risk free interest rate	1.12% - 1.63%	.5% - 1.8%
Expected volatility	231% - 297%	20% - 86%
Expected term of stock warrant in years	2.5 - 3.5	1.5 – 5.0
Expected dividend yield	0%	0%
Average value per option	.02 - .69	.13 - .73

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

NOTE 10 – INCOME TAXES

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate for June 30, 2010 and 2009 are as follows:

	2010	2009
Tax benefit at U.S. statutory rate	34.00%	34.00%
State taxes, net of federal benefit	3.63	3.63
Change in valuation allowance	(37.63)	(37.63)
	-%	-%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
Deferred Tax Assets	2010	2009

Net Operating Loss Carryforward	$2,365,000	$1,958,000
Other	88,000	173,000
Total Deferred Tax Assets	2,453,000	2,131,000
Deferred Tax Liabilities	(313,000)	(278,000)
Net Deferred Tax Assets	2,140,000	1,853,000
Valuation Allowance	(2,140,000)	(1,853,000)
Total Net Deferred Tax Assets	$-	$-

SSGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2010

NOTE 10 – INCOME TAXES (continued)

As of June 30, 2010, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $11,000,000 that may be offset against future taxable income through 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 11 – RELATED PARTY TRANSACTIONS

In order to procure vehicle financing and leased facilities, at various times the founding stockholders of the Company have acted as guarantors under such financing arrangements.

The Company has amounts due to the founding stockholders totaling $125,000 and $1,196,486 as of June 30, 2010 and December 31, 2009, respectively. The founding stockholders forgave the Company for all except for $125,000 of remaining principal and accrued interest of previous loans as of April 20.  The $125,000 not forgiven is evidenced by a promissory note bearing interest at 5% and payable in full on December 31, 2011.

The Company also has amounts due to the majority stockholder of B&M of $450,000 as of June 30, 2010.

In addition, the Company purchased insurance through the spouse of a stockholder and consultant via an arm’s length transaction.

The Company leases office facilities from three entities related to Company stockholders.  The lease payments for the facilities were $130,353 for the six month period ended June 30, 2010.  The leases provide for minimum annual rental payments plus sales tax.

NOTE 12– 401(k) RETIREMENT PLAN

The acquired Company sponsors a 401(k) plan for eligible employees.  The Company’s contributions to the Plan are determined annually by the Board of Directors.  The allocation of the Company’s contribution to the Plan among eligible employees was based upon formulas stated within the Plan.  The contribution for the six month period ended June 30, 2010 was $10,874.  The Company matches up to 3% of compensation that a participant contributes to the Plan.

SSGI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2010

NOTE 13 – LEGAL MATTERS

The Company is a party in legal proceedings in the ordinary course of business.  At June 30, 2010, there were no legal proceedings against the Company. The Company has filed a lawsuit against several customers for non-payment of contract revenues and has been awarded summary judgments in various cases. While the outcome of continuing collection efforts is unknown, it is the opinion of management that the Company will be successful in collecting a majority of court ordered awards.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available for issuance. There were no other reportable subsequent events.

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

We specialize in petroleum contracting and general construction in Florida including new commercial construction.  We perform under cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions.  The lengths of our contracts typically range from three months or less to one year.

We are a multi disciplined solutions company specializing in two specific markets of general construction including petroleum contracting and commercial construction.

Resignation of Chairman of the Board, President and Chief Executive Officer.

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

Recent Acquisition of B&M Construction Co., Inc.

On May 13, 2010, we acquired all of the outstanding shares of capital stock of B&M Construction Co., Inc., a Florida corporation (“B&M”), from Bobby L. Moore, Jr. (the “Majority B&M Shareholder”), Phillip A. Lee, William H. Denmark and Evan D. Finch (Messrs. Lee, Denmark and Finch are collectively referred to as the “Minority B&M Shareholders”).  B&M is a construction company operating in the Southeastern United States that specializes in the design, construction and maintenance of retail petroleum facilities.  The consideration paid by the Company to the Majority B&M Shareholder consisted of (a) $1,000,000 in cash, payable $300,000 at closing, $250,000 within 30 days of the closing date, $250,000 within 60 days of the closing date, and $200,000 within 90 days of the closing date, plus (b) $1,173,473 represented by a Promissory Note bearing interest at 4% per annum and payable in forty-eight (48) equal monthly installments, commencing on the 30th day following the closing date, plus (c) 4,124,622 shares of the Company’s common stock.  The consideration paid by the Company to the Minority B&M Shareholders consisted of (in the aggregate) (a) 2,000,000 shares of the Company’s common stock, and (b) warrants to purchase 250,000 shares of the Company’s common stock exercisable for five years at an exercise price of $0.75 per share.  In addition, at the closing of the acquisition, the Minority B&M Shareholders became employees of SSGI, Inc.

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

Revenue

The Company’s revenue of $3.66 million for the six months ended June 30, 2010 increased $0.97 million or 35.9%, compared to $2.70 million for the six months ended June 30, 2009.   This increase was in revenues was primarily due to our acquisition of B&M Construction Co., Inc.,  and the backlog between the two companies.  Significant time was spent during the six months ended June 30, 2010 finalizing the acquisition and seeking additional capital. (See “Recent Financings” )

Gross Profit (Loss)

For the six months ended June 30, 2010, we had a gross loss as a percentage of contract revenues of 11.67% or $0.43 million on revenues of $3.66 million as compared to a $.16 million gross profit on sales of $2.70 million for the same period in 2009.  Our gross loss increased $0.59 million from a gross profit of $0.16 million for the six months end June 30, 2010 and 2009, respectively.  Our cost of revenues increased approximately 61.6% from $2.53 million for the six months ended June 30, 2009 to $4.09 million for the six months ended June 30, 2010.  This decrease was due primarily to our inability to fund cash needed to commence construction on new contracts as well as the unfavorable pricing model required to obtain contracted work.

General and Administrative

General and administrative expenses increased from $0.94 million to $1.52 million for the periods ended June 30, 2009 and 2010, respectively.  Payroll and related costs increased 73% from $0.47 million for the six months ended June 30, 2009 to $0.81 million for the six months ended June 30, 2010, professional fees increased 163% from $0.11 to $0.30 million for the same periods. The increase in payroll and related costs was due primarily to the acquisition of B&M Construction Co., Inc., and combination of two operating companies.  The increase in professional fees was due mainly to our litigation costs incurred in collecting several delinquent contracts, legal fees associated with regulatory filings and acquisition expenses.  Insurance costs increased 28.8% from 2009 to 2010 for second quarter of each period. This increase was due primarily to the Company purchasing its own insurance coverage on rental equipment that was previously purchased each time equipment was rented through the equipment rental companies. Due to rising costs of employee health insurance, our insurance expense was also affected adversely between the periods.  Office and technology expense increased 81.0%, from $0.10 million to $0.18 million due to the closing of one office and obtaining thee offices in the acquisition.  Overall, the consolidated general and administrative expenses increased 150.6% from the periods ended June 30.

Other Income and Expenses

Total interest expense decreased minimally for the six months ended June 30, 2009 and June 30, 2010.  We paid interest to a financial institution on its promissory note during the six months ended June 30, 2010 and 2009 of approximately $0.018 million and $0.012 million, respectively.

Interest expenses associated with amortizing loans for the purchase of vehicles decreased approximately 50% between the two years due to reduction in the principal.

Other income increased $1.01 million over the six month period for 2009.  This is due to the resignation of the former Chairman of the Board, President and Chief Executive Officer.  In connection with the resignation, the Company and the former Chairman of the Board, President and Chief Executive Officer entered into a Modification Agreement that required the former officer to forgive the Company for all except for $125,000 of remaining principal and accrued interest of previous loans made by the former officer to the Company.

Net Loss

We incurred net losses of $1.01 million and $1.03 million for the periods ended June 30, 2010 and 2009, respectively. Our net losses decreased approximately 2.0% or $0.02 million between the two years.

During the six months ended June 30, 2010, we experienced a gross loss from our construction business. We were unable to commence or complete construction on some of our contracts, pre-acquisition. Also contributing to the net loss was the 163% increase in professional fees between the two periods.  These professional fees were incurred as a result of our litigation on delinquent accounts, fees incurred for its regulatory filings and acquisition related costs

We experienced losses on several of our contracts. Approximately $0.05 million of costs of revenues earned were incurred on contracts that were completed in previous periods.  Our policy is to allocate overhead associated with our program managers, a portion of our senior management and warehouse salaries as well as indirect vehicle costs to contracts in progress.  For the six months ended June 30, 2010, we allocated indirect overhead of approximately $0.084 million directly to cost of revenues earned.

Liquidity and Capital Resources

As of June 30, 2010, we had total current assets of approximately $2.81 million, comprised of cash, contracts receivable, prepaid expenses and costs and estimated earnings in excess of billings on uncompleted contracts.  This compares with current assets in the same categories of approximately $1.87 million at December 31, 2009.  Contracts receivable increased 58% from $1.09 million as of December 31, 2009 to $1.72 million at June 30, 2010. Costs and estimated earnings in excess of billings on uncompleted contracts increased 1,127% from $0.057 million to $0.704 million as of December 31, 2009 and June 30, 2010, respectively.  These increases are a result of our acquisition of B&M Construction Co., Inc. and the addition of capital resources that allowed us to commence construction on several of our contracts.  The Company also used, as required by terms of its term note payable to related party, approximately  $0.27 million of its restricted cash deposits to reduce principal and interest on its term note payable to a related party. Prepaid expenses decreased $0.05 million, or 57% from $0.09 million as of December 31, 2009 to $0.04 as of June 30, 2010.  This decrease is due primarily to reduction in prepaid insurance. The insurance expense was associated with our auto, general liability and directors and officers liability insurance policies.  At June 30, 2010, property and equipment, net, increased approximately 57% due to the acquisition of B&M Construction Co., Inc’s fixed assets compared to the same period in 2009.  In connection with the acquisition, other assets increased to $4.79 in 2010 from $0.02 million for the same period in 2009.  The primary increases are a company owned whole-life policy with a cash surrender value of $0.79 million and $4.00 million recognized as Goodwill.

The Company’s current liabilities are comprised of accounts payable and accrued expenses, current portions of notes payable to stockholders, term note payable to a related party, promissory note payable and billings in excess of costs and estimated earnings on uncompleted contracts. At June 30, 2010, current liabilities were $6.01 million as compared to $3.65 million at December 31, 2009.  Accounts payable and accrued liabilities increased $0.77 million, or 40%, due primarily to an inability to make timely payments to suppliers and vendors.  Billings in excess of costs and earnings increased from $0.25 million to $0.75 million for the periods ended June 30, 2009 and June 30 2010, respectively.  This was due to the practice of billing customers before any significant progress or costs had been incurred on projects, essentially customer financing.  Current portion of notes payable increased 340% associated with prior retired shareholders of the acquired company.  A 27% reduction in the term note payable to a related party was a result of cash released from a third party bonding agent and paid to the holder of the term note payable related party.  For the six months ended June 30, 2010, we completed two bonded contracts which resulted in $0.27 million being released from restricted cash deposits, reported in the current asset section of our balance sheet, the proceeds of which were paid directly from a third party bonding agent to the holder of the term note payable to a related party. At December 31, 2009, we failed to make additional payments required under the terms of the term note and were in default.  In April of 2010, the holder of the term note payable related party agreed to extend the maturity date to April 2011.

We are indebted to a financial institution for promissory notes with principal balances of $0.89 million at June 30, 2010 and $0.35 million at December 31, 2009.  In February of 2010, the Company was successful in extending the principal balance to December 2010.  Principal payments were made in the amount of $0.10 million during the six months ended June 30, 2010.

Other liabilities consist of the long term portion of debt due to Ryan Seddon, our former Chairman of the Board, Chief Executive Officer and President, notes payable to financial institutions for our transportation equipment, purchase consideration to the majority B&M Shareholder and notes payable to former shareholders of B&M Construction.  Other liabilities increased approximately $0.39 million or 30% over the balance $1.32 million at December 31, 2009.  This increase was due primarily to the purchase consideration to the majority B&M Construction shareholder in the amount of $1.17 million.  Ryan Seddon, the former Chairman of the Board, Chief Executive Officer and President, and Ricardo Sabha, a former officer and director and current employee to the Company forgave $1.07 million in loans. Former B&M Construction shareholders accounted for $0.75 million.  Notes payable to several financial institutions for the purchases of our transportation equipment decreased $0.04 million to $0.17 million between these two periods due to amortization of the principal balance as a result of monthly installment payments.

We have insufficient working capital to fund ongoing operations and are expecting this trend to continue.  We have had to use most of our cash resources from operations to pay acquisition related expenses as well as general and administrative expenses.  At June 30, 2010, the current liabilities exceed current assets by $3.2 million.  Included in the current assets is $0.24 million of restricted cash deposits that are used to satisfy term notes payable to related parties and will not be available to be utilized by the Company to fund operations in the future.

At June 30, 2010, the contracts receivable was $1.72 million or 63% of the accounts payable and accrued expenses balance of $2.72 million in contrast to the contracts receivable balance of $1.09 million or 56% of the accounts payable and accrued expenses balance of $1.95 million at December 31, 2009. Typically, we use collections from contracts receivable to reduce accounts payable and accrued expenses that are directly related to the contracts resulting in the posting of new contracts receivable.  The company was not able commence construction on new contracts and thus increase billings during the period ended June 30, 2010.  The Company needed collections from its contracts receivable to fund general and administrative expenses.  Without the Company raising additional capital, it will be unable to reduce the accounts payable and accrued expenses balance and it will continue to experience liquidity problems.  The inability to pay these accrued costs of revenues earned has caused our vendors to cease extending credit to us and has continued to challenge our efforts to commence construction on new contracts.

Without significant capital infusions to satisfy our cash flow shortage, we will not be able to continue operations in an efficient manner. We have focused on this situation for an extended period of time and have not yet been successful in acquiring the needed capital.  We are considering all options as it relates to our current cash flow needs.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities for the years ended June 30, 2010 and 2009 (in 000’s):

	For the six months ended June 30,
	2010		2009

Net cash used in operating activities	$	(802)	$	(923)
Net cash used in investing activities		(284)		(352)
Net cash provided by financing activities		1,069		1,298
Net increase (decrease) in cash	$	(17)		$23

Net cash used in operations for the six months ended June 30, 2010 was $0.82 million while for the six months ended June 30, 2009 net cash used by operations was $0.92 million. For the six months ended June 30, 2010, net cash used in operations was a result of an increase in contracts receivable and costs in excess of billings offset slightly by a decrease in account payable and accrued expenses.  For the same six month period in 2009 cash used in operations was a result of a decrease in contracts receivable and the change in estimated losses on contracts recognized.  Net cash used in investing activities for the six months ended June 30, 2010 was primarily the return of restricted cash deposits while for the same period in 2009 we used $0.02 million to purchase equipment. For the six months ended June 30, 2010 issuance of common stock was offset by the acquisition of B&M Construction Co., Inc.  Additional borrowings from a financial institution provided $0.64 million.  On April 20, 2010, Mr. Seddon forgave all but $125,000 of his loans to the Company while Mr. Sabha forgave all of his loans to the Company.

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

Also on May 13, 2010, we commenced a private offering to accredited investors of up to 15 million shares of the Company’s common stock at $0.10 per share. On that date, we accepted subscriptions for 2.9 million shares of common stock from 12 accredited investors for $0.29 million in cash. On May 25, 2010, we accepted $0.18 million in cash for 1.8 million shares from 5 accredited investors. From May 27 to June 30, 2010, we accepted subscriptions for 3.81 million shares of common stock from 15 accredited investors for $0.381 million in cash. There were no warrants attached to these shares.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2010, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for 2009, which is incorporated herein by reference, for the three months ended June 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Between May 13, 2010, and June 28, 2010, we sold for cash to accredited investors, in a series of related transactions, 8,510,000 of our shares of common stock in an offering not registered under the Securities Act.  The aggregate offering price for these shares was $851,000, or $0.10 per share.  These shares of common stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

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

SSGI, Inc.

August 24, 2010	By: ______________________________
Larry M. Glasscock, Jr.,
Chief Executive Officer

August 24, 2010	By: ______________________________
Evan Finch,
Principal Financial Officer