Form 10-Q
period 2020-03-31
Vicapsys Life Sciences, Inc.
filed 2020-05-15
CIK 1468639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 000-56145

VICAPSYS LIFE SCIENCES, INC.

Florida	91-1930691
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

1735 Buford Hwy, Ste 215-113
Cumming, GA	30041
(Address of Principal Executive Offices)	(Zip Code)

(972) 891-8033

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or has for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s $0.001 par value common stock as of May 15, 2020, was 17,483,283 shares.

Vicapsys Life Sciences, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are subject to various risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “outlook,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth or anticipated in our forward-looking statements. Factors that could have a material adverse effect on our forward- looking statements and upon our business, results of operations, financial condition, funds derived from operations, cash available for dividends, cash flows, liquidity and prospects include, but are not limited to, the factors referenced in this document, including those set forth below:

●	our lack of an operating history;
●	the net losses that we expect to incur as we develop our business;
●	Obtaining U.S. Food and Drug Administration (“FDA”) or other regulatory approvals or clearances for our technology;
●	implementing and achieving successful outcomes for clinical trials of our products;
●	convincing physicians, hospitals and patients of the benefits of our technology and to convert from current technology;
●	the ability of users of our products (when and as developed) to obtain third-party reimbursement;
●	any failure to comply with rigorous FDA and other government regulations; and
●	securing, maintaining and defending patent or other intellectual property protections for our technology.

Forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this document. The matters discussed herein and elsewhere in this document could cause our actual results and performance to differ materially from those set forth or anticipated in forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this document, whether as a result of new information, future events or otherwise.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
Assets

Current Assets:
Cash	$30,948	$264,166
Total Current Assets	30,948	264,166

Prepaid expenses	3,685	—
Intangible asset, net of accumulated amortization of $66,104 and $58,241, respectively	426,410	434,273
Total Assets	$461,043	$698,439

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$501,729	$396,482
Accrued salaries, related parties	16,408	—
Total Current Liabilities	518,137	396,482
Commitments and Contingencies (Note 7)

Stockholders’ Equity (Deficit):
Preferred Stock; par value $0.001; 20,000,000 shares authorized Series A Convertible Preferred Stock, par value $0.001; 3,000,000 shares authorized; 3,000,000 shares issued and outstanding; liquidation preference $7,500,000	3,000	3,000
Series B Convertible Preferred Stock, par value $0.001; 4,440,000 shares authorized; 4,440,000 shares issued and outstanding; liquidation preference $5,550,000	4,440	4,440
Common Stock, par value $0.001, 300,000,000 shares authorized; 17,483,283 shares issued and outstanding	17,483	17,483
Common stock to be issued, par value $0.001; 651,281 shares outstanding	651	651
Additional paid-in capital	13,408,701	13,403,293
Accumulated deficit	(13,491,369)	(13,126,910)
Total Stockholders’ Equity (Deficit)	(57,094)	301,957

Total Liabilities and Stockholders’ Equity (Deficit)	$461,043	$698,439

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2020	2019
Revenues	$-	$-

Operating Expenses:
Personnel costs	99,078	137,418
Research and development expenses	94,048	—
Professional fees	157,248	17,457
General and administrative expenses	14,085	8,720
Total operating expenses	364,459	163,595

Loss from continuing operations before income taxes	(364,459)	(163,595)
Income taxes	—	—
Loss from continuing operations	(364,459)	(163,595)
Loss from discontinued operations	—	(279,062)
Net Loss	(364,459)	(442,657)
Deemed Dividend	—	(160,479)
Net loss available to common shareholders	$(364,459)	$(603,136)

Basic and diluted net loss per common share
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	—	(0.03)
	$(0.02)	$(0.05)

Basic and diluted weighted average common shares outstanding	17,483,283	9,650,133

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2020

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2018	3,000,000	$300	4,440,000	$4,440	9,650,133	$9,650	3,612,880	$3,613	$11,282,359	$(11,556,735)	$(253,673)
Deemed dividend	—	—	—	—	—	—	891,551	891	159,588	(160,479)	—
Net loss	—	—	—	—	—	—	—	—	—	(442,657)	(442,657)
Balance March 31, 2019	3,000,000	$300	4,440,000	$4,440	9,650,133	$9,650	4,504,431	$4,504	$11,441,947	$(12,159,871)	$(696,330)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2019	3,000,000	$3,000	4,440,000	$4,440	17,483,283	$17,483	651,281	$651	$13,403,293	$(13,126,910)	$301,957
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,408	—	5,408
Net loss	—	—	—	—	—	—	—	—	—	(364,459)	(364,459)
Balance March 31, 2020	3,000,000	$3,000	4,440,000	$4,440	17,483,283	$17,483	651,281	$651	$13,408,701	$(13,491,369)	$(57,094)

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss from continuing operations	$(364,459)	$(163,595)
Net loss from discontinued operations		(279,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	7,863	7,821
Stock-based compensation	5,408	—
Changes in operating assets and liabilities:
Prepaid Expenses	(3,685)	—
Accounts payable	105,247	13,416
Accrued liabilities	16,408	—
Net Cash Used in Operating Activities - continuing operations	(233,218)	(142,358)
Net Cash Used in Operating Activities - discontinued operations	—	(45,380)
Net Cash Used in Operating Activities	(233,218)	(187,738)

Cash Flows from Financing Activities:
Net Cash Provided By Financing Activities - discontinued operations	—	104,500
Net Cash Provided By Financing Activities	—	104,500

Net Decrease in Cash	(233,218)	(83,238)

Cash, Beginning of period	264,166	86,330

Cash, End of period	$30,948	$3,092

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Business

Vicapsys Life Sciences, Inc. (“VLS”) was incorporated in the State of Florida on July 8, 1997 under the name All Product Distribution Corp. On August 19, 1998, the Company changed its name to Phage Therapeutics International, Inc. On November 13, 2007, the Company changed its name to SSGI, Inc. On September 13, 2017, the Company changed its name to Vicapsys Life Sciences, Inc., effected a 1-for-100 reverse stock split of its outstanding common stock, increased the Company’s authorized capital stock to 300,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of “blank check” preferred stock, par value $0.001 per share. On December 22, 2017, pursuant to a Share Exchange Agreement (the “Exchange Agreement”) by and among VLS, Michael W. Yurkowsky, ViCapsys, Inc. ( “VI”) and the shareholders of VI, a private company, VI became a wholly owned subsidiary of VLS. We refer to VLS and VI together as the “Company”. VLS serves as the holding company for VI. Other than its interest in VI, VLS does not have any material assets or operations.

On May 21, 2019, the Company closed an Investment and Restructuring Agreement (see Note 3).

The Company’s strategy is to develop and commercialize, on a worldwide basis, various intellectual property rights (patents, patent applications, know how, etc.) relating to a series of encapsulated products that incorporate proprietary derivatives of the chemokine CXCL12 for creating a zone of immunoprotection around cells, tissues, organs and devices for therapeutic purposes. The product name VICAPSYN™ is the Company’s proprietary product line that is applied to transplantation therapies and related stem-cell applications in the transplantation field.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $364,459 for the three months ended March 31, 2020, had a working capital deficit of $487,189 and an accumulated deficit of $13,491,369 as of March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

In 2020, management intends to raise additional funds to support current operations and extend development of its product line. No assurance can be given that the Company will be successful in this effort. If the Company is unable to raise additional funds in 2020, it will be forced to severely curtail all operations.

NOTE 3 – INVESTMENT AND RESTRUCTURING AGREEMENT

On May 21, 2019 (the “Closing Date”), pursuant to that certain Investment and Restructuring Agreement, dated April 11, 2019 (the “IAR Agreement”), by and among the Company, YPH, LLC, (“YPH”), Stephen McCormack, the then Chief Executive Officer and a director of the Company, Steven Gorlin, then a director of the Company, Charles Farrahar, then the Chief Financial Officer of the Company, Athens Encapsulation Inc., (“AEI” and collectively with), Messrs. McCormack, Gorlin, Farrahar, the “AEI Parties”, and certain additional investors (collectively, the “Additional Investors”):

●	Messrs. McCormack and Gorlin resigned from the Board of Directors of the Company and from all positions as officers or employees of the Company.

●

Federico Pier was appointed as the Executive Chairman of the Board of Directors of the Company. Michael Yurkowsky and Frances Toneguzzo were appointed to the Board of Directors of the Company. Ms. Toneguzzo was appointed as the Chief Executive Officer of the Company.

●	YPH and the Additional Investors (together, the “Investors”) purchased an aggregate of 3,980,000 shares of common stock of the Company at a purchase price of $0.25 per share and warrants to purchase 3,980,000 shares of common stock exercisable from the date of their respective investment dates (ranging from July 14, 2019 to September 9, 2019) (the “Investment Date”) until the third anniversary of the Investment Date for $0.50 per share. The Company received $971,500 net proceeds from the sale of the common stock and warrants.

●	The Company assigned all of the Company’s right, title and interest in the Master Service Agreement and related work orders with its customer, Otsuka to AEI.

●	VI assigned its lease to the Athens, Georgia Laboratory and office (the “Athens Facility”) to AEI.

●	The Company contributed to AEI all physical assets located at the Athens Facility. These contributed assets did not include intellectual property related to the use of CXCL12, and the AEI Parties agreed that neither they nor any affiliated party will use CXCL12 or any analogues in any of its activities. The Company retained the right to use any of the “encapsulation technology” utilized or developed at the Athens Facility before the IAR Agreement was executed.

●	AEI assumed certain liabilities of the Company , including, but not limited to, $189,922 owed by the Company to Aperisys, Inc., an aggregate of $353,092 in advances made by Messrs. Gorlin, Farrahar and McCormack to the Company an aggregate of $395,833 in accrued salaries owed by the Company to Messrs. McCormack and Farrahar; and an aggregate of $150,395 in trade payables attributable to the Athens Facility

●

AEI issued an aggregate of 1,600 shares of AEI common stock (the “AEI Common Stock”) to the officer and employees of AEI (the “AEI Shareholders”), representing 80% of the outstanding capital stock of AEI. The AEI Shareholders were Messrs. Gorlin, McCormack, and Farrahar, each of which is a current shareholder of the Company, and two of whom were former Directors of the Company.

●	AEI issued 400 shares of preferred stock (the “AEI Preferred Stock”), to the Company. Once AEI pays the assumed liabilities noted above, the Certificate of Designation for the AEI Preferred Stock entitles the holder to receive all distributions made by AEI on any of its equity securities up to a total of $4,000,000 (the “AEI Preferred Payment”). Following the full payment of the AEI Preferred Payment, the AEI Preferred Stock shall automatically be converted into a number of shares of AEI Common Stock such that it is equal to 20% of all issued and outstanding AEI Common Stock at such time.

●	Mr. McCormack and the Company amended Mr. McCormack’s original option agreement dated March 20, 2017, to (i) reduce the number of Mr. McCormack’s option shares from 1,440,000 to 600,000; and (ii) extend the exercise period of Mr. McCormack’s options from three (3) months to three (3) years following the Closing Date.

Pursuant to the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 205-20 Presentation of Financial Statements: Discontinued Operations and amended by Accounting Standards Update (“ASU”) No. 2014-08, management has determined that this transaction meets the definition of presenting discontinued operations, as the Company disposed of a component of its business (see Notes 4 and 9). During the quarter ended March 31, 2019, the results of operations of this disposed business component have been presented as discontinued operations.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The unaudited condensed consolidated financial statements of the Company include the consolidated accounts of VLS and VI, its’ wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2020, and December 31, 2019, include useful life of intangible assets, valuation allowance for deferred tax asset and non-cash equity transactions and stock-based compensation.

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. The Company held no cash equivalents as of March 31, 2020, and December 31, 2019. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

Intangible Assets

Costs of intangible assets are accounted for through the capitalization of those costs incurred in connection with developing or obtaining such assets. Capitalized costs are included in intangible assets in the unaudited condensed consolidated balance sheets. The Company’s intangible assets consist of costs incurred in connection with securing an Exclusive Patent License Agreement with The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”), as amended (the “License Agreement”). These costs are being amortized over the term of the License Agreement which is based on the remaining life of the related patents being licensed.

The Company reviews these intangible assets for possible impairment when events or changes in circumstances that the assets carrying amount may not be recoverable. In evaluating the future benefit of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the intangible assets over the remaining estimated useful life. An impairment loss is recorded if the carrying value of the asset exceeds the expected future cash flows

Long-Lived Assets

The Company reviews long-lived assets at least annually or when events or changes in circumstances reflect the fact that the recorded value may not be recoverable for impairment and recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values.

Discontinued Operations

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations.

The Company disposed of a component of its business pursuant to the IAR Agreement (see Note 3) in May 2019, which met the definition of a discontinued operation. Accordingly, the operating results of the business transferred are reported as a loss from discontinued operations in the accompanying unaudited condensed consolidated statement of operations and statement of cash flows for the period ended March 31, 2019. For additional information, see Note 9- Discontinued Operations.

Equity Method Investment

The Company accounts for investments in which the Company owns more than 20% or has the ability to exercise significant influence of the investee, using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. Under the equity method, an investor initially records an investment in the stock of an investee at cost and adjusts the carrying amount of the investment to recognize the investor’s share of the earnings or losses of the investee after the date of acquisition.

The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor’s share of changes in the investee’s capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary, and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method.

In accordance with ASC 323-10-35-20 through 35-22, the investor ordinarily shall discontinue applying the equity method if the investment (and net advances) is reduced to zero and shall not provide for additional losses unless the investor has guaranteed obligations of the investee or is otherwise committed to provide further financial support for the investee. An investor shall, however, provide for additional losses if the imminent return to profitable operations by an investee appears to be assured. For example, a material, nonrecurring loss of an isolated nature may reduce an investment below zero even though the underlying profitable operating pattern of an investee is unimpaired. If the investee subsequently reports net income, the investor shall resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

Equity and cost method investments are classified as investments. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded as an impairment loss in the accompanying consolidated statements of operations.

The Company’s equity method investment consists of equity owned in AEI which was given to the Company as part of an investment and restructuring agreement (see Note 3). Therefore, as of March 31, 2020, the Company has no cost basis in the investment. During the three months ended March 31, 2020 and 2019, the Company did not have any proportionate share of net income from AEI.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2020.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued liabilities, payables with related parties, approximate their fair values because of the short maturity of these instruments.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) and all the related amendments. The Company elected to adopt this guidance using the modified retrospective method. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The Company’s contracts with customers are generally on a contract and work order basis and represent obligations that are satisfied at a point in time, as defined in the new guidance, generally upon delivery or has services are provided. Accordingly, revenue for each sale is recognized when the Company has completed its performance obligations. Any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation,” which requires recognition in the financial statements of the cost of employee, director and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three months ended March 31, 2020 and 2019, the Company recorded $94,048 and $0 of research and development expenses, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes. Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Interest and penalties are classified as a component of interest and other expenses. To date, the Company has not been assessed, nor paid, any interest or penalties.

Uncertain tax positions are measured and recorded by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of March 31, 2020 and 2019, the Company’s dilutive securities are convertible into approximately 17,688,006 and 17,672,656 shares of common stock, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. The following table represents the classes of dilutive securities as of March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Common stock to be issued	651,281	4,504,431
Convertible preferred stock	10,440,000	10,440,000
Stock options	2,450,000	2,641,500
Warrants to purchase common stock	4,146,725	86,725
	17,688,006	17,672,656

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets consist of costs incurred in connection with the License Agreement with MGH, as amended (See Note 7). The consideration paid for the rights included in the License Agreement was in the form of common stock shares. The estimated value of the common stock is being amortized over the term of the License Agreement which is based on the remaining life of the related patents being licensed which is approximately 16 years.

The Company’s intangible assets consisted of the following at March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019
Licensed patents	$492,514	$492,514
Accumulated Amortization	(66,104)	(58,241)
Balance	$426,410	$434,273

The Company recognized $7,862 and $7,821 of amortization expense related to the License Agreement with MGH for the three months ended March 30, 2020, and 2019, respectively.

Future expected amortization of intangible assets is as follows:

Fiscal year ending December 31,
2020 (months remaining)	$23,437
2021	31,299
2022	31,299
2023	31,299
2024	31,299
Thereafter	277,777
$426,410

NOTE 6 – RELATED PARTY TRANSACTIONS

Consulting Agreement

On June 21, 2019, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mark Poznansky, MD, (the “Consultant”) a stockholder and former Director. The Company engaged the Consultant to render consulting services with respect to informing, guiding and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Consulting Agreement is for one year (the “Initial Term”) and the Company agreed to pay the Consultant $3,000 per month commencing June 1, 2019, with the fee increasing to $6,000 per month commencing on the 1st day of the month following the completion of a $5 million in fundraising by the Company. After the Initial Term, the Consulting Agreement automatically renews for additional one-year periods, unless the Company terminates the Consulting Agreement, upon not less than thirty (30) days- notice. The Company incurred expenses of $9,000 for the three months ended March 31, 2020, related to the Consulting Agreement which is included in professional fees on the unaudited condensed consolidated statements of operations.

MGH License Agreement

On May 8, 2013, VI and MGH entered into the License Agreement, pursuant to which MGH granted to the Company, in the field of coating and transplanting cells, tissues and devices for therapeutic purposes, on a worldwide basis: (i) an exclusive, royalty-bearing license under its rights in patent rights (as defined in the License Agreement) to make, use, sell, lease, import and transfer products and processes (each as defined in the License Agreement); (ii) a non-exclusive, sub-licensable (solely in the License Field and License Territory (each as defined in the License Agreement)) royalty- bearing license to materials (as defined in the License Agreement) and to make, have made, use, have used, materials for only the purpose of creating products, the transfer of products and to use, have used and transfer processes; (iii) the right to grant sublicenses subject to and in accordance with the terms of the License Agreement, and (iv) the nonexclusive right to use technological information (as defined in the License Agreement) disclosed by MGH to the Company under the License Agreement, all subject to and in accordance with the License Agreement (the “License”).

As amended by the Seventh Amendment to the License Agreement on December 22, 2017, the License Agreement requires that VI satisfy the following requirements prior to the first sale of Products (“MGH License Milestones”), by certain dates which have passed. The table below lists the MGH Milestones and the Company’s progress in satisfying or negotiating the extension of each milestone:

MILESTONE:		STATUS:
(i)	Provide a detailed business and development plan.	The Company has provided MGH with a completed Corporate pitch deck which outlines the Company’s business and development plans has been provided to MGH.
(ii)	Raise $2 million in a financing round.	The Company has raised $1 million and is currently in the process of raising the second $1 million. The Company and MGH are currently negotiating extending this milestone.
(iii)	Initiate and finance research regarding the role of CXCL12 in minimizing fibrosis formation.	Milestone completed.
(iv)	Initiate and finance research regarding the role of CXCL12 in beta cell function and differentiation.	Dr. Poznansky’s lab was focusing on this as part of the academic project. The Company therefore made the strategic decision to fund another aspect of CXCL12 biology which focuses on the role of CXCL12 in wound healing. For the time being, the Company is excused from meeting this milestone as it has provided an alternative milestone as well as a justification for not pursuing this particular milestone.

The Company and MGH have agreed to work together to restate the license agreement, incorporating all the relevant provisions from the seven amendments and agreeing on a new set of milestones for future development.

The License Agreement also requires VI to pay to MGH a one percent (1%) royalty rate on net sales related to the first license sub-field, which is the treatment of Type 1 Diabetes. Future sub-fields shall carry a reasonable royalty rate, consistent with industry standards, to be negotiated at the time the first such royalty payment shall become due with respect to the applicable Products and Processes (as defined in the License Agreement).

The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of product or process equal to or to exceed $100,000,000 in any calendar year and $4,000,000 within sixty (60) days after the first achievement of total net sales of product or process equal or exceed $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all patent rights.

The License Agreement expires on the later of (i) the date on which all issued patents and filed patent applications within the patent rights have expired or been abandoned, and (ii) one (1) year after the last sale for which a royalty is due under the License Agreement.

The License Agreement also grants MGH the right to terminate the License Agreement if VI fails to make any payment due under the License Agreement or defaults in the performance of any of its other obligations under the License Agreement, subject to certain notice and rights to cure set forth therein. MGH may also terminate the License Agreement immediately upon written notice to VI if VI: (i) shall make an assignment for the benefit of creditors; or (ii) or shall have a petition in bankruptcy filed for or against it that is not dismissed within sixty (60) days of filing. As of the date of this filing, this License Agreement remains active and the Company has not received any termination notice from MGH.

VI may terminate the License Agreement prior to its expiration by giving ninety (90) days’ advance written notice to MGH, and upon such termination shall, subject to the terms of the License Agreement, immediately cease all use and sales of Products and Processes.

The Company incurred research and development expenses to MGH of $94,048 during the three months ended March 31, 2020, all of which is in accounts payable as of March 31, 2020. The Company did not incur any research and development expenses to MGH for the three months ended March 31, 2019.

During the three months ended March 31, 2020 and 2019, there have not been any sales of product or process under this License Agreement.

Investment and Restructuring Agreement (IAR Agreement)

As discussed in Note 3, the Company transferred certain assets and liabilities to AEI, a company majority owned by three current shareholders of the Company, two of which were also former Directors and one was an officer of the Company. As a result of the IAR Agreement, the Company received 400 shares of preferred stock in AEI.

NOTE 7– COMMITMENTS AND CONTINGENCIES

Lease Agreements

On March 1, 2014, the Company entered into a rental agreement with the Board of Regents of the University System of Georgia (“UGA”). As of July 1, 2016, the Company rented approximately 1,413 square feet for a monthly rent of $2,590 per month. Effective August 1, 2017, the Company rented approximately 2,771 square feet and the rent was increased to $5,542 per month and expiring July 1, 2019. The Company did not incur any rent expense under the rental agreement for the three months ended March 31, 2020. Rent expense under the rental agreement was $16,626 for the three months ended March 31,2019 and is included in discontinued operations on the unaudited condensed consolidated statements of operations. The lease was assigned to AEI in May 2019.

On June 3, 2017, the Company entered into an Equipment Lease Agreement (the “Lease Agreement”) for medical equipment with a cost of $76,600 (the equipment cost). Pursuant to the Lease Agreement, the Company paid a deposit of $32,705 and agreed to twenty-four (24) monthly payments (the term) of $1,756. The Company can acquire the equipment either a) after the first 6 monthly payments for the equipment cost minus the sum of the deposit and 70% of the monthly payments, or b) by paying seven (7) additional monthly payments at the end of the term. The Company did not incur any lease expense under the Lease Agreement for the three months ended March 31, 2020. Equipment lease expense under the Lease Agreement was $5,815 for the three months ended March 31, 2019 and is included in discontinued operations on the condensed consolidated statement of operations. The Company returned the equipment upon the expiration of the lease in May 2019.

Legal Matters

The Company is not aware of any material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

MGH License Agreement

As discussed in Note 7, the Company executed a License Agreement with MGH. The License Agreement also requires VI to pay to MGH a one percent (1%) royalty rate on Net Sales related to the first license sub-field, which is the treatment of Type 1 Diabetes. Future sub-fields shall carry a reasonable royalty rate, consistent with industry standards, to be negotiated at the time the first such royalty payment shall become due with respect to the applicable products and processes (as defined in the License Agreement). The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of product or process equal or exceed $100,000,000 in any calendar year and $4,000,000 within sixty (60) days after the first achievement of total net sales of product or process equal or $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights.

Consulting Agreement

On June 21, 2019, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with C&H Capital, Inc. (the “Consultant”). The Company engaged the Consultant to render consulting services to facilitate long range strategic investor relations planning and other related services. The initial term of the Consulting Agreement is for one year (the “Initial Term”) and the Company agreed to pay the Consultant $3,500 on the last business day for each month of service. Either party may terminate the Consulting Agreement upon thirty (30) days prior written notice in the event the other party violates a material provision of the Consulting Agreement and fails to cure such breach within ten (10) days of written notice of such violation from the non-breaching party. The Company incurred expenses of $10,500 and $0, respectively, for the three months ended March 31, 2020 and 2019 related to the Consulting Agreement and is included in professional fees on the consolidated statement of operations.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. Accordingly, while we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including a possible delay in our ability to raise money. At this time, the Company is unable to estimate the impact of this event on its operations.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock, $0.001 par value per share.

Series A Preferred Stock

On December 19, 2017, the Company amended its articles of incorporation by filing a certificate of designation with the Secretary of State of Florida therein designating a class of preferred stock as Series A Preferred Stock, $0.001 par value per share, consisting of 3 million (3,000,000) shares. Each holder of shares of Series A Preferred Stock shall be entitled to the number of votes equal to the number of votes held by the number of shares of common stock into which such share of Series A Preferred Stock could be converted, and except as otherwise required by applicable law, shall have the voting rights and power equal to the voting rights and powers of the common stock. The holders of the Series A Preferred Stock shall vote together with the holders of the common stock of the Company as a single class and as single voting group upon all matters required to be submitted to a class or series vote pursuant to the protective provisions of the Certificate of Designation or under applicable law. In the event of liquidation, dissolution or winding up of the Corporation, either voluntarily or involuntarily, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any common stock holders, distribution of any surplus funds equal to the greater of : the sum of $1.67 per share or such amount per share as would have been payable had all shares been converted to common stock.

The holder of Series A Preferred Stock may elect at any time to convert such shares into common stock of the Company. Each share of Series A Preferred Stock is convertible into shares of common stock at a conversion Rate of 2:1 (the “Series A Conversion Rate”). The Series A Conversion Rate shall be adjusted for stock splits, stock combinations, stock dividends or similar recapitalizations. Under certain conditions, each share of Series A Preferred Stock shall automatically convert into shares of common stock at its then Series A Conversion Rate.

The holders of the Series A Preferred Stock shall be entitled to participate with the holders of the common stock in any dividends paid or set aside for payment (other than dividends payable solely in shares of common stock) so that the holders of the Series A Preferred Stock shall receive with respect to each share of Series A Preferred Stock an amount equal to (x) the dividend payable with respect to each share of common stock multiplied by (y) the number of share of common stock into which such share of Series A Preferred Stock is convertible as of the record date for such dividend. Any such dividend shall be paid with respect to all then outstanding shares of common stock and Series A Preferred Stock on a pari passu basis and on as-converted basis. No dividends shall be paid on the common stock or the Series B Preferred Stock unless an equivalent dividend is paid with respect to the Series A Preferred Stock.

In addition to any other rights and restrictions provided by applicable law, without first obtaining the affirmative vote or written consent of the holders of a majority of the then-outstanding shares of Series A Preferred Stock, the Company shall not amend or repeal any provision of, add any provision to, the Company’s Articles of Incorporation or the Series A Preferred Stock Certificate of Designation if such action would adversely alter or change the preferences, rights, privileges or power of, or restrictions provided for the benefit of, the Series A Preferred Stock. Unless otherwise prohibited by applicable law, the Board of Directors of the Company shall have the authority to repeal any provision of, or add any provision to, the Company’s Articles of Incorporation or Series A Preferred Stock Certificate of Designation if such action would not adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A Preferred Stock.

As of March 31, 2020, and 2019, there were 3,000,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

On December 19, 2017, the Company amended the articles of incorporation by filing a certificate of designation with the Secretary of State of Florida therein designating a class of preferred stock as Series B Preferred Stock, $0.001 par value per share, consisting of 4.44 million (4,440,000) shares (the “Series B Preferred Stock Certificate of Designation). Each holder of shares of Series B Preferred Stock shall be entitled to the number of votes equal to the number of votes held by the number of shares of common stock into which such share of Series B Preferred Stock could be converted, and except as otherwise required by applicable law, shall have the voting rights and power equal to the voting rights and powers of the common stock. The holders of the Series B Preferred Stock shall vote together with the holders of the common stock of the Company as a single class and as single voting group upon all matters required to be submitted to a class or series vote pursuant to the protective provisions of the Series B Preferred Stock Certificate of Designation or under applicable law. In the event of liquidation, dissolution or winding up of the Corporation, either voluntarily or involuntarily, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any common stock holders, distribution of any surplus funds equal to the greater of : the sum of $0.83 per share or such amount per share as would have been payable had all shares been converted to common stock.

The holder of Series B Preferred Stock may elect at any time to convert such sharers into common stock of the Company. Each share of Series B Preferred Stock is convertible into shares of common stock at a conversion rate of 2:1 (the “Series B Conversion Rate”). The Series B Conversion Rate shall be adjusted for stock splits, stock combinations, stock dividends or similar recapitalizations. Under certain conditions, each share of Series B Preferred Stock shall automatically convert into shares of common stock at its then Series B Conversion Rate.

The holders of the Series B Preferred Stock shall be entitled to participate with the holders of the common stock in any dividends paid or set aside for payment (other than dividends payable solely in shares of common stock) so that the holders of the Series B Preferred Stock shall receive with respect to each share of Series B Preferred Stock an amount equal to (x) the dividend payable with respect to each share of common stock multiplied by (y) the number of share of common stock into which such share of Series B Preferred Stock is convertible as of the record date for such dividend. Any such dividend shall be paid with respect to all then outstanding shares of common stock and Series B Preferred Stock on a pari passu basis and on as-converted basis. No dividends shall be paid on the common stock or the Series B Preferred Stock unless an equivalent dividend is paid with respect to the Series B Preferred Stock.

In addition to any other rights and restrictions provided by applicable law, without first obtaining the affirmative vote or written consent of the holders of a majority of the then-outstanding shares of Series B Preferred Stock, the Company shall not amend or repeal any provision of, add any provision to, the Company’s Articles of Incorporation or the Series B Preferred Stock Certificate of Designation if such action would adversely alter or change the preferences, rights, privileges or power of, or restrictions provided for the benefit of, the Series B Preferred Stock. Unless otherwise prohibited by applicable law, the Board of Directors of the Company shall have the authority to repeal any provision of, or add any provision to, the Company’s Articles of Incorporation or Series B Preferred Stock Certificate of Designation if such action would not adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series B Preferred Stock.

As of March 31, 2020 and 2019, there were 4,440,000 shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of common stock, $0.001 par value per share. As of March 31, 2020, and December 31, 2019, there were 17,483,283 shares of common stock outstanding.

Common Stock to be issued

As of March 31, 2020 and 2019, there were 651,281 and 4,505,431, respectively, shares of common stock to be issued. As of March 31, 52020, 621,281 of the shares are to be issued under the IAR Agreements (see above), and 30,000 shares of common stock are to be issued to two initial shareholders of VI.

During the period ended March 31, 2019, 891,551 shares of common stock were to be issued pursuant to Stock Issuance and Release Agreement (“SRI”) executed by the Company to shareholders who purchased shares in 2018 at $1.85 per share. The Company recorded a deemed dividend to stockholders of $160,479 for the shares to be issued under the SRI Agreements, at $0.18 per share, based upon the estimated underlying value of the common stock of $0.18 per share based upon recent shares of common stock sold by the Company. As of March 31, 2019, the remaining common stock to be issued consists of 3,612,880 shares issued to MGH pursuant to a License Agreement (see Notes 5, 6 and 7).

Stock Options

The following table summarizes activities related to stock options of the Company for the three months ended March 31, 2020:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2019	2,450,000	$0.57	8.20
Outstanding at March 31, 2020	2,450,000	$0.57	7.96
Exercisable at March 31,2020	2,075,000	$0.63	7.73

The Company did not grant any options to purchase shares of common stock during the three months ended March 31, 2020. The Company recorded stock compensation expense of $5,408 and $0, respectively during the three months ended March 31, 2020 and 2019. As of March 31, 2020, 375,000 options to purchase shares of common stock remain unvested and $48,668 of stock compensation expense remains unrecognized and will be expensed over a weighted average period of 2.25 years.

Warrants

The following table summarizes activities related to warrants of the Company for the three months ended March 31, 2020:

	Number of Warrants	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2019	4,146,725	$0.53	2.50
Outstanding and exercisable at March 31, 2020	4,146,725	$0.53	2.25

The Company did not issue any warrants during the three month period ended March 31,2020.

NOTE 9 – DISCONTINUED OPERATIONS

In April 2019, the Company’s board of directors approved the IAR Agreement (See Note 3), whereby the Company, in effect transferred a segment of its business and the related assets and liabilities to AEI, a related party. The transaction was completed on May 21, 2019.

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the component’s results of operations as of March 31, 2019 have been reclassified as discontinued operations on the condensed consolidated statements of operations. The results of operations of this component are separately reported as “discontinued operations” for the three months ended March 31, 2020. There have been no transactions between the Company and AEI since the IAR Agreement.

A reconciliation of the major classes of line items constituting the loss from discontinued operations, net of income taxes as is presented in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 are summarized below:

	Three Months Ended March 31,
	2020	2019

Revenues	$—	$50,000

Operating expenses:
Personnel costs	—	206,805
Travel expenses	—	20,653
Laboratory expenses	—	51,322
General and administrative expenses	—	50,282
Total operating expenses	—	329,062
Loss from discontinued operations	$—	$(279,062)

There were no carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations in the unaudited condensed consolidated balance sheets at March 31, 2020 and December 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report. Historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations.

Overview

Vicapsys Life Sciences, Inc. (“VLS”) was incorporated in the State of Florida on July 8, 1997 under the name All Product Distribution Corp. On August 19, 1998, the Company changed its name to Phage Therapeutics International, Inc. On November 13, 2007, the Company changed its name to SSGI, Inc. On September 13, 2017, the Company changed its name to Vicapsys Life Sciences, Inc., effected a 1-for-100 reverse stock split of its outstanding common stock, increased the Company’s authorized capital stock to 300,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of “blank check” preferred stock, par value $0.001 per share. On December 22, 2017, pursuant to a Share Exchange Agreement (the “Exchange Agreement”) by and among VLS, Michael W. Yurkowsky, ViCapsys, Inc. (“VI”) and the shareholders of VI, a private company, VI became a wholly owned subsidiary of VLS. We refer to VLS and VI together as the “Company”.

On May 21, 2019 the Company closed an Investment and Restructuring Agreement (see Note 3 to the unaudited consolidated financial statements).

The Company’s strategy is to develop and commercialize, on a worldwide basis, various intellectual property rights (patents, patent applications, know how, etc.) relating to a series of encapsulated products that incorporate proprietary derivatives of the chemokine CXCL12 for creating a zone of immunoprotection around cells, tissues, organs and devices for therapeutic purposes. The product name VICAPSYN™ is the Company’s proprietary product line that is applied to transplantation therapies and related stem-cell applications in the transplantation field.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. Accordingly, while we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including a possible delay in our ability to raise money. At this time, the Company is unable to estimate the impact of this event on its operations.

Results of Operations - Three Months Ended March 31, 2020 and 2019

Revenues

The Company did not have any revenues from continuing operations for the three months ended March 31, 2020 and 2019.

Operating Expenses

We classify our operating expenses from continuing operations into four categories: personnel costs, research and development expenses, professional fees, and general and administrative expenses. The Company’s total operating expenses for the three months ended March 31, 2020 were $364,459, compared to $163,595 for the three months ended March 31, 2019. The increase was mainly due to the reorganization of VI under the Investment and Restructuring Agreement in May 2019, resulting in a decrease in personnel costs from $137,418 for the three months ended March 31, 2019 to $99,078 for the three months ended March 31, 2020, an increase in professional fees from $17,457 for the three months ended March 31, 2019 to $157,248 for the three months ended March 31, 2020 due to increased consulting services and other professional fees related being a public company, an increase in general and administrative expenses from $8,720 for the three months ended March 31, 2019 to $14,085 for the three months ended March 31, 2020, and an increase in research and development expenses of $0 for the three months ended March 31, 2019 to $94,048 for the three months ended March 31, 2020. The increase in research and development expenses is attributable to reaching the completion of certain milestones of sponsored projects with MGH.

Funding Requirements

We anticipate that substantial additional equity or debt financings or funding from collaborative agreements or from foundations, government grants or other sources, will be needed to complete preclinical and animal testing necessary to file an Investigational New Drug Application with the U.S. Food and Drug Administration, and that further funding beyond such amounts will be required to commence trials and other activities necessary to begin the process of development and regulatory approval of a product for the continued growth of the Company. Additional capital will also be required for the clinical development of the recently discovered anti-fibrotic applications and corporate partnerships will be necessary to move Company products into advanced clinical development and commercialization. We also anticipate our cash expenditures will increase as we continue to operate as a publicly traded entity.

Liquidity and Capital Resources

At March 31, 2020, we had $30,948 of cash on hand and an accumulated deficit of $13,491,369.

We do not believe that we have enough cash on hand to operate our business during the next 12 months. We anticipate we will need to raise an additional $1 million through the issuance of debt or equity securities to sustain base operations during the next 12 months, excluding development work. There can be no assurance that we will be able to obtain additional funding on commercially reasonable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include conversion discounts or covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, or strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, products or therapeutic candidates or to grant licenses on terms that may not be favorable to us.

To date, we have financed our operations through our sale of equity and debt securities. Failure to generate revenue or to raise funds could cause us to go out of business, which would result in the complete loss of your investment.

We have no revenues as of the date of this quarterly report, and no substantial revenues are anticipated until we have implemented our full plan of operations. To implement our strategy to grow and expand per our business plan, we intend to generate working capital via a private placement of equity or debt securities, or secure a loan. If we are unsuccessful in raising capital, we could be required to cease business operations and investors would lose all of their investment.

We have no agreements or commitments for any of the above-listed financing options, and we have no material commitments for the next 12 months. We will however require additional capital to meet our liquidity needs.

Additionally, we will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. Our management will have to spend additional time on policies and procedures to make sure our Company is compliant with various regulatory requirements.

This additional corporate governance time required of management could limit the amount of time management has to implement our business plan and may impede the speed of our operations.

Working Capital (Deficit) Surplus

	March 31, 2020	December 31, 2019
Current Assets	$30,948	$264,166
Current Liabilities	518,137	396,482
Working Capital (Deficit) Surplus	$(487,189)	$132,316

Cash Flows

Cash activity for the three months ended March 31, 2020 and 2019 is summarized as follows:

	Three Months Ended March 31,
	2020	2019
Net Cash used in operating activities – continued operations	$(233,218)	$(142,358)
Net Cash used in operating activities – discontinued operations	—	(45,380)
Net Cash used in operating activities	(233,218)	(187,738)
Cash provided by financing activities – discontinued operations	—	104,500
Net decrease in cash	$(233,218)	$(83,238)

As of March 31, 2020, the Company had $30,498 of cash on hand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations

MGH License Agreement

The Company executed a License Agreement with MGH. The License Agreement also requires VI to pay to MGH a one (1%) royalty rate on net sales related to the first license sub-field, which is the treatment of Type 1 Diabetes. Future sub-fields shall carry a reasonable royalty rate, consistent with industry standards, to be negotiated at the time the first such royalty payment shall become due with respect to the applicable Products and Processes (as defined in the License Agreement). The License Agreement additionally requires ViCapsys to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of product or process equal or exceed $100,000,000 in any calendar year and $4,000,000 within sixty (60) days after the first achievement of total Net Sales of Product or process equal or exceed $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to the useful life of the assets. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our consolidated financial statements. The Securities and Exchange Commission (the “SEC”), considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation.

We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our interim condensed consolidated financial statements.

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements for the fiscal year ended December 31, 2019, included in the Company’s Annual Report filed on Form 10/A.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020 and concluded that the Company has a material weakness in disclosure controls and procedures as of March 31, 2020.

The Company has an ineffective control environment due to a lack of internal resources with expertise to determine entries and disclosures related to some of the Company’s more complex transactions. Management believes this lack of internal expertise has been somewhat mitigated by continuing to retain consultants with this expertise in the quarter ended March 31, 2020. This material weakness in the Company’s disclosure controls and procedures will be further remediated in 2020.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding, nor is the Company’s property the subject of a pending legal proceeding. None of the Company’s directors, officers or affiliates are involved in a proceeding adverse to our business or has a material interest adverse to the Company’s business.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Form 10 registration statement originally filed with the SEC on February 12, 2020, as amended (the “Form 10”). However, in light of the recent coronavirus (COVID-19) pandemic, set forth below is a risk factor relating to COVID-19. Other than as set forth below, as of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors faced by the Company from those previously disclosed in the Form 10.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. Accordingly, while we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including a possible delay in our ability to raise money. At this time, the Company is unable to estimate the impact of this event on its operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer***
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Labels Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T adopted by the SEC, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

***	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2020

Vicapsys Life Science, Inc.

By:	/s/ Frances Toneguzzo
Frances Toneguzzo
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeffery Wright
Jeffery Wright
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

