Form 10-Q
period 2020-06-30
Vicapsys Life Sciences, Inc.
filed 2021-09-09
CIK 1468639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 000-56145

VICAPSYS LIFE SCIENCES, INC.

Florida	91-1930691
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

7778 Mcginnis Ferry Rd. #270
Suwanee, GA	30024
(Address of Principal Executive Offices)	(Zip Code)

(972) 891-8033

(Registrant’s Telephone Number, Including Area Code)

1735 Buford Hwy, Ste 215-113

Cumming, GA

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or has for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s $0.001 par value common stock as of September 1, 2021, was 29,463,283 shares.

Vicapsys Life Sciences, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are subject to various risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “outlook,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth or anticipated in our forward-looking statements. Factors that could have a material adverse effect on our forward- looking statements and upon our business, results of operations, financial condition, funds derived from operations, cash available for dividends, cash flows, liquidity and prospects include, but are not limited to, the factors referenced in this document, including those set forth below:

●	our lack of an operating history;
●	the net losses that we expect to incur as we develop our business;
●	Obtaining U.S. Food and Drug Administration (“FDA”) or other regulatory approvals or clearances for our technology;
●	implementing and achieving successful outcomes for clinical trials of our products;
●	convincing physicians, hospitals and patients of the benefits of our technology and to convert from current technology;
●	the ability of users of our products (when and as developed) to obtain third-party reimbursement;
●	any failure to comply with rigorous FDA and other government regulations; and
●	securing, maintaining and defending patent or other intellectual property protections for our technology.
●	decline in global financial markets and economic downturn resulting from the coronavirus COVID-19 global pandemic;
●	business interruptions resulting from the coronavirus COID-19 global pandemic.

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

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
Assets

Current Assets:
Cash	$4,986	$264,166
Prepaid Expenses	3,883	—
Total Current Assets	8,869	264,166

Intangible asset, net of accumulated amortization of $73,966 and $58,241, respectively	418,548	434,273
Total Assets	$427,417	$698,439

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$477,812	$396,482
Accounts payable, related parties	153,048	—
Accrued salaries, related party	79,858	—
Total Current Liabilities	710,718	396,482

Stockholders’ Equity (Deficit):
Preferred Stock; par value $0.001; 20,000,000 shares authorized
Series A Convertible Preferred Stock; par value $0.001; 3,000,000 shares authorized; 3,000,000 shares issued and outstanding; liquidation preference $7,500,000	3,000	3,000
Series B Convertible Preferred Stock; par value $0.001; 4,440,000 shares authorized; 4,440,000 shares issued and outstanding; liquidation preference $5,550,000	4,440	4,440
Common Stock, par value $0.001; 300,000,000 shares authorized; 17,483,283 shares issued and outstanding	17,483	17,483
Common stock to be issued, par value $0.001; 651,281 shares outstanding	651	651
Additional paid-in capital	13,414,109	13,403,293
Accumulated deficit	(13,722,984)	(13,126,910)
Total Stockholders’ Equity (Deficit)	(283,301)	301,957

Total Liabilities and Stockholders’ Equity (Deficit)	$427,417	$698,439

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-

Operating Expenses:
Personnel costs	93,653	35,898	192,731	173,316
Research and development expenses-related party	—	—	94,048	—
Professional fees	129,086	106,947	286,334	124,404
General and administrative expenses	8,876	8,497	22,961	17,217
Total operating expenses	231,615	151,342	596,074	314,937

Loss from continuing operations before income taxes	(231,615)	(151,342)	(596,074)	(314,937)
Income taxes	—	—	—	—
Loss from continuing operations	(231,615)	(151,342)	(596,074)	(314,937)
Loss from discontinued operations	—	(96,725)	—	(375,787)
Net Loss	$(231,615)	$(248,067)	$(596,074)	$(690,724)

Basic and diluted net loss per common share
Continuing operations	$(0.01)	$(0.02)	$(0.03)	$(0.03)
Discontinued operations	—	(0.01)	—	(0.03)
	$(0.01)	$(0.03)	$(0.03)	$(0.06)

Basic and diluted weighted average common shares outstanding	17,483,283	10,050,133	17,483,283	9,850,133

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended June 30, 2020 and 2019

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2018	3,000,000	$3,000	4,440,000	$4,440	9,650,133	$9,650	3,612,880	$3,613	$11,282,359	$(11,556,735)	$(253,673)
Deemed dividend	—	—	—	—	—	—	891,551	892	159,587	(160,479)	—
Net loss	—	—	—	—	—	—	—	—	—	(442,657)	(442,657)
Balance March 31, 2019	3,000,000	$3,000	4,440,000	$4,440	9,650,133	$9,650	4,504,431	$4,505	$11,441,946	$(12,159,871)	$(696,330)
Disposal of net liabilities to a related party	—	—	—	—	—	—	—	—	875,177	—	875,177
Shares issued in private placement	—	—	—	—	2,280,000	2,280	—	—	547,720	—	550,000
Net loss	—	—	—	—	—	—	—	—	—	(248,067)	(248,067)
Balance June 30, 2019	3,000,000	$3,000	4,440,000	$4,440	11,930,133	$11,930	4,504,431	$4,505	$12,864,843	$(12,407,938)	$480,780

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2019	3,000,000	$3,000	4,440,000	$4,440	17,483,283	$17,483	651,281	$651	$13,403,293	$(13,126,910)	$301,957
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,408	—	5,408
Net loss	—	—	—	—	—	—	—	—	—	(364,459)	(364,459)
Balance March 31, 2020	3,000,000	$3,000	4,440,000	$4,440	17,483,283	$17,483	651,281	$651	$13,408,701	$(13,491,369)	$(57,094)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,408	—	5,408
Net loss	—	—	—	—	—	—	—	—	—	(231,615)	(231,615)
Balance June 30, 2020	3,000,000	$3,000	4,440,000	$4,440	17,483,283	$17,483	651,281	$651	$13,414,109	$(13,722,984)	$(283,301)

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six months ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss from continuing operations	$(596,074)	$(314,937)
Net loss from discontinued operations	—	(375,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	15,725	15,725
Stock-based compensation	10,816	—
Changes in operating assets and liabilities:
Prepaid Expenses	(3,883)	—
Accounts payable	81,330	49,958
Accounts payable, related parties	153,048	—
Accrued liabilities	79,858	—
Net Cash Used in Operating Activities - continuing operations	(259,180)	(249,254)
Net Cash Used in Operating Activities - discontinued operations	—	(132,830)
Net Cash Used in Operating Activities	(259,180)	(382,084)

Cash Flows from Financing Activities:
Net Cash Provided By Financing Activities - continuing operations	—	550,000
Net Cash Provided By Financing Activities - discontinued operations	—	176,600
Net Cash Provided By Financing Activities	—	726,600

Net increase (decrease) in Cash	(259,180)	344,516

Cash, Beginning of period	264,166	86,330

Cash, End of period	$4,986	$430,846

Assets and liabilities transferred in AEI transaction:
Security deposits	—	(38,247)
Property and equipment, net	—	(175,818)
Accounts payable and accrued liabilities	—	150,395
Payable to related party	—	189,922
Advances payable, related parties	—	353,092
Accrued salaries, related parties	—	395,833
	$—	$875,177

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $596,073 for the six months ended June 30, 2020, had a working capital deficit of $701,849 and an accumulated deficit of $13,722,983 as of June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from this uncertainty.

In March 2020, the World Health Organization declared the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact to the Company’s ability to secure additional debt or equity funding to support operations in 2020. The Company has raised $365,000 (see Note 10) through August 2021 and management intends to raise additional funds in 2021 to support current operations and extend development of its product line. No assurance can be given that the Company will be successful in this effort. If the Company is unable to raise additional funds in 2021, it will be forced to severely curtail all operations and research and development activities.

NOTE 3 – INVESTMENT AND RESTRUCTURING AGREEMENT

On May 21, 2019 (the “Closing Date”), pursuant to that certain Investment and Restructuring Agreement, dated April 11, 2019 (the “IAR Agreement”), by and among the Company, YPH, LLC, (“YPH”), Stephen McCormack, the then Chief Executive Officer and a director of the Company, Steven Gorlin, then a director of the Company, Charles Farrahar, then the Chief Financial Officer of the Company, Athens Encapsulation Inc., (“AEI” and collectively with), Messrs. McCormack, Gorlin, Farrahar, the “AEI Parties”, and certain additional investors (collectively, the “Additional Investors”):

●	Messrs. McCormack and Gorlin resigned from the Board of Directors of the Company and from all positions as officers or employees of the Company.

●	Federico Pier was appointed as the Executive Chairman of the Board of Directors of the Company. Michael Yurkowsky and Frances Toneguzzo were appointed to the Board of Directors of the Company. Ms. Toneguzzo was appointed as the Chief Executive Officer of the Company.

●	YPH and the Additional Investors (together, the “Investors”) purchased an aggregate of 3,980,000 shares of common stock of the Company at a purchase price of $0.25 per share and warrants to purchase 3,980,000 shares of common stock exercisable from the date of their respective investment dates (ranging from July 14, 2019 to September 9, 2019) (the “Investment Date”) until the third anniversary of the Investment Date for $0.50 per share. The Company received $971,500 net proceeds from the sale of the common stock and warrants.

●	The Company assigned all of the Company’s right, title and interest in a Master Services Agreement, dated October 25, 2018 between the Company and Otsuka Pharmaceutical Factory, Inc. (“Otsuka”) related work orders with its customer, Otsuka, to AEI.

●	VI assigned its lease to the Athens, Georgia Laboratory and office (the “Athens Facility”) to AEI.

●	The Company contributed to AEI all physical assets located at the Athens Facility. These contributed assets did not include intellectual property related to the use of CXCL12, and the AEI Parties agreed that neither they nor any affiliated party will use CXCL12 or any analogues in any of its activities. The Company retained the right to use any of the “encapsulation technology” utilized or developed at the Athens Facility before the IAR Agreement was executed.

●	AEI assumed certain liabilities of the Company, including, but not limited to, $189,922 owed by the Company to Aperisys, Inc., an aggregate of $353,092 in advances made by Messrs. Gorlin, Farrahar and McCormack to the Company an aggregate of $395,833 in accrued salaries owed by the Company to Messrs. McCormack and Farrahar; and an aggregate of $150,395 in trade payables attributable to the Athens Facility (the “AEI Assumed Liabilities”).

●	AEI issued an aggregate of 1,600 shares of AEI common stock (the “AEI Common Stock”) to the officer and employees of AEI (the “AEI Shareholders”), representing 80% of the outstanding capital stock of AEI. The AEI Shareholders were Messrs. Gorlin, McCormack, and Farrahar, each of which is a current shareholder of the Company, and two of whom were former Directors of the Company.

●	AEI issued 400 shares of its preferred stock (the “AEI Preferred Stock”), to the Company. Once AEI pays the AEI Assumed Liabilities noted above, the Certificate of Designation for the AEI Preferred Stock entitles the holder to receive all distributions made by AEI on any of its equity securities up to a total of $4,000,000 (the “AEI Preferred Payment”). Following the full payment of the AEI Preferred Payment, the AEI Preferred Stock shall automatically be converted into a number of shares of AEI Common Stock such that it is equal to 20% of all issued and outstanding AEI Common Stock at such time.

●	Mr. McCormack and the Company amended Mr. McCormack’s original option agreement dated March 20, 2017, to (i) reduce the number of Mr. McCormack’s option shares from 1,440,000 to 600,000; and (ii) extend the exercise period of Mr. McCormack’s options from three (3) months to three (3) years following the Closing Date.

Due to the related party nature of the transactions described above, the net liabilities transferred in the IAR Agreement of $875,177 were recorded as an increase to additional paid-in capital.

Pursuant to the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 205-20 Presentation of Financial Statements: Discontinued Operations and amended by Accounting Standards Update (“ASU”) No. 2014-08, management has determined that this transaction meets the definition of presenting discontinued operations, as the Company disposed of a component of its business (see Notes 4 and 9). During the six months ended June 30, 2019, the results of operations of this disposed business component have been presented as discontinued operations.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company's consolidated annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with a reading of the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2019, filed in the Form 10. Interim results of operations for the three and six months ended June 30, 2020, and 2019, are not necessarily indicative of future results for the full year. The unaudited condensed consolidated financial statements of the Company include the consolidated accounts of VLS and its' wholly owned subsidiary VI. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates included in the financial statements, include useful the life of intangible assets, valuation allowance for deferred tax assets and non-cash equity transactions and stock-based compensation.

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. The Company held no cash equivalents as of June 30, 2020, and December 31, 2019. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

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

The Company reviews these intangible assets for possible impairment when events or changes in circumstances indicate that the assets carrying amount may not be recoverable. In evaluating the future benefit of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the intangible assets over the remaining estimated useful life. An impairment loss is recorded if the carrying value of the asset exceeds the expected future cash flows.

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

Discontinued Operations

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meet the criteria in paragraph 205-20-45-10.

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

The Company disposed of a component of its business pursuant to the IAR Agreement (see Note 3) in May 2019, which met the definition of a discontinued operation. Accordingly, the operating results of the business transferred are reported as a loss from discontinued operations in the accompanying unaudited condensed consolidated statement of operations and statement of cash flows for the period ended June 30, 2019. For additional information, see Note 9- Discontinued Operations.

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

The Company’s equity method investment consisted of equity owned in AEI which was given to the Company as part of an investment and restructuring agreement (see Note 3). In January 2021 (see Note 10), the Company sold its’ equity investment in AEI for $100,000. During the six months ended June 30, 2020 and 2019, the Company did not have any proportionate share of net income from AEI.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2020.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the six months ended June 30, 2020 and 2019, the Company incurred $94,048 and $0, respectively, in research and development expenses to a related party.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of June 30, 2020 and 2019, the Company’s dilutive securities are convertible into approximately 17,688,006 and 19,841,156 shares of common stock, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. The following table represents the classes of dilutive securities as of June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Common stock to be issued	651,281	4,504,431
Convertible preferred stock	10,440,000	10,440,000
Stock options	2,450,000	2,450,000
Warrants to purchase common stock	4,146,725	2,446,725
	17,688,006	19,841,156

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets consist of costs incurred in connection with the License Agreement with MGH, as amended (See Note 7). The consideration paid for the rights included in the License Agreement was in the form of common stock shares which resulted in MGH receiving approximately 20% of the total outstanding shares of common stock of VI. The estimated value of the common stock is being amortized over the term of the License Agreement which is based on the remaining life of the related patents being licensed which is approximately 16 years.

The Company’s intangible assets consisted of the following at June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019
Licensed patents	$492,514	$492,514
Accumulated Amortization	(73,966)	(58,241)
Balance	$418,548	$434,273

The Company recognized $7,862 and $15,725 of amortization expense related to the License Agreement with MGH for the three and six months ended June 30, 2020, respectively. The Company recognized $7,821 and $15,642 of amortization expense related to the License Agreement with MGH for the three and six months ended June 30, 2019, respectively.

Future expected amortization of intangible assets is as follows:

Fiscal year ending December 31,
2020 (months remaining)	$15,574
2021	31,299
2022	31,299
2023	31,299
2024	31,299
Thereafter	277,778
$418,548

NOTE 6 – RELATED PARTY TRANSACTIONS

Consulting Agreement

On June 21, 2019, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mark Poznansky, MD, (the “Consultant”) a stockholder and former Director. The Company engaged the Consultant to render consulting services with respect to informing, guiding and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Consulting Agreement is for one year (the “Initial Term”) and the Company agreed to pay the Consultant $3,000 per month commencing June 1, 2019, with the fee increasing to $6,000 per month commencing on the 1st day of the month following the completion of a $5 million in fundraising by the Company. The Consulting Agreement was not renewed after the Initial Term due the Company’s working capital deficiencies. The Company incurred expenses of $9,000 and $18,000 for the three and six months ended June 30, 2020, respectively, related to the Consulting Agreement which is included in professional fees on the unaudited condensed consolidated statements of operations. As of June 30, 2020, $9,000 is included in accounts payable, related parties related to the Consulting Agreement.

MGH License Agreement

On May 8, 2013, VI and MGH a principal stockholder (see Note 5) entered into the License Agreement, pursuant to which MGH granted to the Company, in the field of coating and transplanting cells, tissues and devices for therapeutic purposes, on a worldwide basis: (i) an exclusive, royalty-bearing license under its rights in Patent Rights (as defined in the License Agreement) to make, use, sell, lease, import and transfer Products and Processes (each as defined in the License Agreement); (ii) a non-exclusive, sub-licensable (solely in the License Field and License Territory (each as defined in the License Agreement)) royalty-bearing license to Materials (as defined in the License Agreement) and to make, have made, use, have used, Materials for only the purpose of creating Products, the transfer of Products and to use, have used and transfer processes; (iii) the right to grant sublicenses subject to and in accordance with the terms of the License Agreement, and (iv) the nonexclusive right to use technological information (as defined in the License Agreement) disclosed by MGH to the Company under the License Agreement, all subject to and in accordance with the License Agreement (the “License”).

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

The Company incurred research and development expenses to MGH of $0 and $94,048, respectively, during the three and six months ended June 30, 2020, all of which is in accounts payable as of June 30, 2020 on the unaudited condensed consolidated balance sheets. The Company did not incur any research and development expenses to MGH for the three and six months ended June 30, 2019.

During the three and six months ended June 30, 2020 and 2019, there have not been any sales of Product or Process under this License Agreement.

Investment and Restructuring Agreement (IAR Agreement)

As discussed in Note 3, the Company transferred certain assets and liabilities to AEI, a company majority owned by three current stockholders of the Company, two of which were also former Directors and one was an officer of the Company. As a result of the IAR Agreement, the Company received 400 shares of preferred stock in AEI (See Note 10).

Accounts Payable and Accrued Salaries

The Company incurred director fees of $22,500 and $45,000 for the three and six months ended June 30, 2020, respectively, to Federico Pier, the Company’ Chairman of the Board, which is included in personnel costs on the unaudited condensed consolidated statements of operations. As of June 30, 2020, $30,000 of these director fees are included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets. The Company incurred $15,000 in director fees to Federico Pier for the three and six months ended June 30, 2019. There were no amounts outstanding due related to these director fees as of December 31, 2019.

The Company incurred consulting fees of $15,000 and $30,000 for the three and six months ended June 30, 2020, respectively, to Jeff Wright, the Company’s Chief Financial Officer, which is included in professional fees on the unaudited condensed consolidated statements of operations. As of June 30, 2020, $20,000 is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets. The Company did not incur any consulting fees to Jeff Wright for the three and six months ended June 30, 2019.

In August 2020, Frances Tonneguzzo, the Company’s Chief Executive Officer (the “former CEO”) tendered her resignation as CEO (Note 10). For the three and six months ended June 30, 2020, the Company incurred expenses of $68,450 and $136,901 to the former CEO. As of June 30, 2020, $79,858 of unpaid salary to the former CEO is included in accrued salaries, related party, on the unaudited condensed consolidated balance sheets. For the three and six months ended June 30, 2019, the Company incurred expenses of $22,817 to the former CEO. All of the expenses to the former CEO are included in personnel costs on the unaudited condensed consolidated statements of operations.

NOTE 7– COMMITMENTS AND CONTINGENCIES

Lease Agreements

On March 1, 2014, the Company entered into a rental agreement with the Board of Regents of the University System of Georgia (“UGA”). As of July 1, 2016, the Company rented approximately 1,413 square feet for a monthly rent of $2,590 per month. Effective August 1, 2017, the Company rented approximately 2,771 square feet and the rent was increased to $5,542 per month and expiring July 1, 2019. The Company did not incur any rent expense under the rental agreement for the three and six months ended June 30, 2020. Rent expense under the rental agreement was $5,542 and $22,168, respectively, for the three and six months ended June 30, 2019, and is included in discontinued operations on the unaudited condensed consolidated statements of operations. The lease was assigned to AEI in May 2019.

On June 3, 2017, the Company entered into an Equipment Lease Agreement (the “Lease Agreement”) for medical equipment with a cost of $76,600 (the equipment cost). Pursuant to the Lease Agreement, the Company paid a deposit of $32,705 and agreed to twenty-four (24) monthly payments (the term) of $1,756. The Company can acquire the equipment either a) after the first 6 monthly payments for the equipment cost minus the sum of the deposit and 70% of the monthly payments, or b) by paying seven (7) additional monthly payments at the end of the term. The Company did not incur any lease expense under the Lease Agreement for the three and six months ended June 30, 2020. Equipment lease expense under the Lease Agreement was $3,877 and $9,692 for the three and six months ended June 30, 2019 and is included in discontinued operations on the condensed consolidated statement of operations. The Company returned the equipment upon the expiration of the lease in May 2019.

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

The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of Product or Process equal or exceeding $100,000,000 in any calendar year and $4,000,000 within sixty (60) days after the first achievement of total net sales of Product or Process equal to or exceeding $250,000,000 in any calendar year.

The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights. No expense reimbursements were paid to MGH during the three and six months ended June 30, 2020.

Consulting Agreement

On June 21, 2019, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with C&H Capital, Inc. (the “Consultant”). The Company engaged the Consultant to render consulting services to facilitate long range strategic investor relations planning and other related services. The initial term of the Consulting Agreement is for one year (the “Initial Term”) and the Company agreed to pay the Consultant $3,500 on the last business day for each month of service. The Consulting Agreement was not renewed after the Initial Term due the Company’s working capital deficiencies. The Company incurred expenses of $10,500 and $21,000 for the three and six months ended June 30, 2020, respectively, related to the Consulting Agreement which is included in professional fees on the unaudited condensed consolidated statements of operations. As of June 30, 2020, $14,000 is included in accounts payable related to the Consulting Agreement. The Company did not incur any expenses related to the Consulting agreement with C&H Capital, Inc. for the three and six months ended June 30, 2019.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock, $0.001 par value per share.

Series A Preferred Stock

On December 19, 2017, the Company amended its articles of incorporation by filing a certificate of designation with the Secretary of State of Florida therein designating a class of preferred stock as Series A Preferred Stock, $0.001 par value per share, consisting of 3 million (3,000,000) shares. Each holder of shares of Series A Preferred Stock shall be entitled to the number of votes equal to the number of votes held by the number of shares of common stock into which such share of Series A Preferred Stock could be converted, and except as otherwise required by applicable law, shall have the voting rights and power equal to the voting rights and powers of the common stock. The holders of the Series A Preferred Stock shall vote together with the holders of the common stock of the Company as a single class and as single voting group upon all matters required to be submitted to a class or series vote pursuant to the protective provisions of the Certificate of Designation or under applicable law. In the event of liquidation, dissolution or winding up of the Corporation, either voluntarily or involuntarily, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any common stock holders, distribution of any surplus funds equal to the greater of (i) the sum of $1.67 per share or (ii) such amount per share as would have been payable had all shares been converted to common stock.

The holder of Series A Preferred Stock may elect at any time to convert such shares into common stock of the Company. Each share of Series A Preferred Stock is convertible into shares of common stock at a conversion Rate of 2:1 (the “Series A Conversion Rate”). The Series A Conversion Rate shall be adjusted for stock splits, stock combinations, stock dividends or similar recapitalizations. The shares of Series A Preferred Stock shall automatically convert into shares of common stock on February 12, 2021 (the one-year anniversary of the initial filing by the Company of a Form 10 filed with the Securities and Exchange Commission).

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

As of June 30, 2020, and 2019, there were 3,000,000 shares of Series A Preferred Stock issued and outstanding.

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

The holder of Series B Preferred Stock may elect at any time to convert such sharers into common stock of the Company. Each share of Series B Preferred Stock is convertible into shares of common stock at a conversion rate of 1:1 (the “Series B Conversion Rate”). The Series B Conversion Rate shall be adjusted for stock splits, stock combinations, stock dividends or similar recapitalizations. The shares of Series B Preferred Stock shall automatically convert into shares of common stock on February 12, 2021 (the one-year anniversary of the initial filing by the Company of a Form 10 filed with the Securities and Exchange Commission).

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

As of June 30, 2020 and 2019, there were 4,440,000 shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of common stock, $0.001 par value per share. As of June 30, 2020, and December 31, 2019, there were 17,483,283 shares of common stock outstanding.

Common Stock Issuance

During the six months ended June 30, 2019, the Company sold 2,280,000 units, consisting of one share of common stock and one warrant to purchase a share of common stock (the “Units”). The Company sold 2,280,000 units at $0.25 to accredited investors. The Company received net proceeds of $550,000, net of $20,000 of issuance costs. The warrant has a three- year exercise term at a price per share of common stock of $0.50.

The Company did not issue any shares of common stock during the six months ended June 30, 2020.

Common Stock to be issued

As of June 30, 2020 and 2019, there were 651,281 and 4,504,431, respectively, shares of common stock to be issued. As of June 30, 2020, 621,281 of the shares are to be issued under the IAR Agreements (see above), and 30,000 shares of common stock are to be issued to two initial shareholders of VI.

During the period ended June 30, 2019, 891,551 shares of common stock were to be issued pursuant to a Stock Issuance and Release Agreement (“SRI Agreement”) executed by the Company to stockholders who purchased shares in 2018 at $1.85 per share for no consideration. The Company recorded a deemed dividend to stockholders of $160,479 for the shares to be issued under the SRI Agreements, at $0.18 per share, based upon the estimated underlying value of the common stock of $0.18 per share based upon recent Units sold by the Company. As of June 30, 2019, the remaining common stock to be issued consists of 3,612,880 shares to be issued to MGH pursuant to the License Agreement (see Notes 5, 6 and 7).

Stock Options

The following table summarizes activities related to stock options of the Company for the six months ended June 30, 2020:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2019	2,450,000	$0.57	8.20
Outstanding at June 30, 2020	2,450,000	$0.57	7.71
Exercisable at June 30,2020	2,116,667	$0.62	7.52

The Company did not grant any options to purchase shares of common stock during the three and six months ended June 30, 2020. The Company recorded stock compensation expense of $5,408 and $10,816 during the three and six months ended June 30, 2020, respectively. The Company did not record any stock-based compensation expense during the three and six months ended June 30, 2019, respectively. As of June 30, 2020, 333,333 options to purchase shares of common stock remain unvested and $43,261 of stock compensation expense remains unrecognized and will be expensed over a weighted average period of 2.50 years.

Warrants

The following table summarizes activities related to warrants of the Company for the six months ended June 30, 2020:

	Number of Warrants	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2019	4,146,725	$0.53	2.50
Outstanding and exercisable at June 30, 2020	4,146,725	$0.53	2.01

The Company did not issue any warrants during the six- month period ended June 30,2020.

NOTE 9 – DISCONTINUED OPERATIONS

In April 2019, the Company’s board of directors approved the IAR Agreement (See Note 3), whereby the Company, in effect transferred a segment of its business and the related assets and liabilities to AEI, a related party. The transaction was completed on May 21, 2019.

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the component’s results of operations as of June 30, 2019 have been reclassified as discontinued operations on the condensed consolidated statements of operations. The results of operations of this component are separately reported as “discontinued operations” for the six months ended June 30, 2020. There have been no transactions between the Company and AEI since the IAR Agreement.

A reconciliation of the major classes of line items constituting the loss from discontinued operations, net of income taxes as is presented in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$50,000

Operating expenses:
Personnel costs	—	84,648	—	291,453
Travel expenses	—	239	—	20,892
Laboratory expenses	—	3,905	—	55,227
General and administrative expenses	—	7,933	—	58,215
Total operating expenses	—	96,725	—	425,787
Loss from discontinued operations	$—	$(96,725)	$—	$(375,787)

There were no carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations in the unaudited condensed consolidated balance sheets at June 30, 2020 and December 31, 2019.

NOTE 10 – SUBSEQUENT EVENTS

In August 2020, Frances Tonneguzzo, the Company’s former CEO tendered her resignation as CEO. The resignation was not a result of any disagreement with the Company or its policies or practices. The total compensation incurred for 2020, prior to the receipt of the CEO’s resignation was $172,354, of which approximately $80,000 is included in accrued salaries, related party, as of June 30, 2020.

In January 2021, the Company sold the 400 shares of AEI preferred stock, a related party, received as part of the IAR agreement (see Note 3) for $100,000.

On February 12, 2021, the 3,000,000 shares of Series A Preferred Stock automatically converted into 6,000,000 shares of common stock, and the 4,440,000 shares of Series B Preferred Stock automatically converted into 4,440,000 shares of common stock.

In June 2021, the Company entered into Security Purchase Agreements (“SPA’s) with select accredited investors in connection with a private offering by the Company to raise a maximum of $1,000,000 through the sale of common stock of the Company at $0.25 per share. The Company has sold 1,540,000 shares of common stock and received proceeds of $385,000 as of the date of these financial statements.

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

COVID-19

In March 2020, the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) a global pandemic. Actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including through issuances of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, have led to significantly reduced economic activity. At the end of 2020, two vaccines became available although they are not yet in wide distribution. While many state and local authorities have started to reopen businesses, others have adopted additional measures to mitigate COVID-19 and the rapid development and uncertainty of the situation continues to preclude any prediction as to the ultimate impact COVID-19 will have on the Company’s business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States.

Results of Operations – Three and Six Months Ended June 30, 2020 and 2019

Revenues

The Company did not have any revenues from continuing operations for the three and six months ended June 30, 2020 and 2019.

Operating Expenses

We classify our operating expenses from continuing operations into four categories: personnel costs, research and development expenses, professional fees, and general and administrative expenses. The Company’s total operating expenses for the three and six months ended June 30, 2020 were $231,615 and $596,074, respectively, compared to $151,342 and $314,937 for the three and six months ended June 30, 2019, respectively.

The increase was mainly due to the reorganization of VI under the Investment and Restructuring Agreement in May 2019, resulting in an increase in personnel costs from $35,898 and $173,316, for the three and six months ended June 30, 2019, respectively, to $93,653 and $192,731 for the three and six months ended June 30, 2020, respectively, an increase in professional fees from $106,917 and $124,404 for the three and six months ended June 30, 2019, respectively, to $129,086 and $286,334 for the three and six months ended June 30, 2020, respectively, due to increased consulting services and other professional fees related to being a public company, an increase in general and administrative expenses from $8,497 and $17,217 for the three and six months ended June 30 2019, respectively, to $8,876 and $22,961 for the three and six months ended June 30, 2020, respectively, and an increase in research and development expenses from $0 for the three and six months ended June 30, 2019 to $0 and $94,048 for the three and six months ended June, 2020. The increase in research and development expenses is attributable to reaching the completion of certain milestones of sponsored projects with MGH.

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

Liquidity and Capital Resources

At June 30, 2020, we had $4,986 of cash on hand and an accumulated deficit of $13,722,984.

We do not believe that we have enough cash on hand to operate our business during the next 12 months. We anticipate we will need to raise an additional $1 million through the issuance of debt or equity securities to sustain base operations during the next 12 months, excluding development work. There can be no assurance that we will be able to obtain additional funding on commercially reasonable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include conversion discounts or covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, or strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, products or therapeutic candidates or to grant licenses on terms that may not be favourable to us.

To date, we have financed our operations through our sale of equity and debt securities. Failure to generate revenue or to raise funds could cause us to go out of business, which would result in the complete loss for investors in our Company.

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

In June 2021, the Company entered into a Security Purchase Agreements (“SPA’s) with select accredited investors in connection with a private offering by the Company to raise a maximum of $1,000,000 through the sale of common stock of the Company at $0.25 per share. The Company has raised an aggregate amount of $385,000 from the sale of 1,540,000 shares of common stock as of the date these financial statements are available for issuance. We will still require additional capital to meet our liquidity needs.

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

Working Capital (Deficit) Surplus

	June 30, 2020	December 31, 2019
Current Assets	$8,869	$264,166
Current Liabilities	710,718	396,482
Working Capital (Deficit)	$(701,849)	$(132,316)

Cash Flows

Cash activity for the six months ended June 30, 2020 and 2019 is summarized as follows:

	Six Months Ended June 30,
	2020	2019
Net Cash used in operating activities – continued operations	$(259,181)	$(249,254)
Net Cash used in operating activities – discontinued operations	—	(132,830)
Net Cash used in operating activities	(259,181)	(382,084)

Cash provided by financing activities – continued operations	—	550,000
Cash provided by financing activities – discontinued operations	—	176,600
Net Cash provided by financing activities	—	726,600
Net increase (decrease) in cash	$(259,181)	$344,516

As of June 30, 2020, the Company had $4,986 of cash on hand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations

MGH License Agreement

The Company executed a License Agreement with MGH. The License Agreement also requires VI to pay to MGH a one (1%) royalty rate on net sales related to the first license sub-field, which is the treatment of Type 1 Diabetes. Future sub-fields shall carry a reasonable royalty rate, consistent with industry standards, to be negotiated at the time the first such royalty payment shall become due with respect to the applicable Products and Processes (as defined in the License Agreement). The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of Product or Process equal or exceed $100,000,000 in any calendar year and $4,000,000 within sixty (60) days after the first achievement of total net sales of Products or process equal or exceed $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all patent tights.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

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

The Company’s management, including its Chairman of the Board and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020 and concluded that the Company has a material weakness in disclosure controls and procedures as of June 30, 2020.

The Company has an ineffective control environment due to a lack of internal resources with expertise to determine entries and disclosures related to some of the Company’s more complex equity transactions.

Management believes this lack of internal expertise has been historically mitigated by continuing to retain consultants with this expertise when needed. This material weakness in the Company’s disclosure controls and procedures will be further remediated with future capital raises.

Changes in Internal Control Over Financial Reporting

During the three and six months ended June 30, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: September 9, 2021

Vicapsys Life Science, Inc.

By:	/s/ Federico Pier
Federico Pier
Executive Chairman of the Board (Principal Executive Officer)

By:	/s/ Jeffery Wright
Jeffery Wright
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

