Form 10-Q
period 2020-09-30
Vicapsys Life Sciences, Inc.
filed 2021-09-13
CIK 1468639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s $0.001 par value common stock as of September 10, 2021, was 29,463,283 shares.

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

Forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Company’s Form 10 registration statement originally filed with the SEC on February 12, 2020, as amended (the “Form 10”) for the fiscal year ended December 31, 2019, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this document. The matters discussed herein and elsewhere in this document could cause our actual results and performance to differ materially from those set forth or anticipated in forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this document, whether as a result of new information, future events or otherwise.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
Assets

Current Assets:
Cash	$1,654	$264,166
Prepaid Expenses	1,942	—
Total Current Assets	3,596	264,166

Intangible asset, net of accumulated amortization of $81,828 and $58,241, respectively	410,686	434,273
Total Assets	$414,282	$698,439

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$478,061	$396,482
Accounts payable, related parties	190,548	—
Accrued salaries, related parties	115,312	—
Total Current Liabilities	783,921	396,482

Stockholders’ Equity (Deficit):
Preferred Stock; par value $0.001; 20,000,000 shares authorized
Series A Convertible Preferred Stock; par value $0.001; 3,000,000 shares authorized; 3,000,000 shares issued and outstanding; liquidation preference $7,500,000	3,000	3,000
Series B Convertible Preferred Stock; par value $0.001; 4,440,000 shares authorized; 4,440,000 shares issued and outstanding; liquidation preference $5,550,000	4,440	4,440
Common Stock, par value $0.001; 300,000,000 shares authorized; 17,483,283 shares issued and outstanding	17,483	17,483
Common stock to be issued, par value $0.001; 651,281 shares outstanding	651	651
Additional paid-in capital	13,416,992	13,403,293
Accumulated deficit	(13,812,205)	(13,126,910)
Total Stockholders’ Equity (Deficit)	(369,639)	301,957

Total Liabilities and Stockholders’ Equity (Deficit)	$414,282	$698,439

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-

Operating Expenses:
Personnel costs	59,756	133,676	252,487	306,992
Research and development expenses, related party	-	98,984	94,048	98,984
Professional fees	15,925	218,607	302,259	343,011
General and administrative expenses	13,540	18,073	36,501	35,290
Total operating expenses	89,221	469,340	685,295	784,277

Loss from continuing operations before income taxes	(89,221)	(469,340)	(685,295)	(784,277)
Income taxes	—	—	—	—
Loss from continuing operations	(89,221)	(469,340)	(685,295)	(784,277)
Loss from discontinued operations	—	—	—	(375,787)
Net Loss	$(89,221)	$(469,340)	$(685,295)	$(1,160,064)

Deemed dividend	—	—	—	$(160,479)

Net Loss available to common shareholders	$(89,221)	$(469,340)	$(685,295)	$(1,320,543)

Basic and diluted net loss per common share
Continuing operations	$(0.01)	$(0.04)	$(0.04)	$(0.09)
Discontinued operations	—	—	—	(0.04)
	$(0.01)	$(0.04)	$(0.04)	$(0.13)

Basic and diluted weighted average common shares outstanding	17,483,283	11,984,199	17,483,283	10,570,721

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2020 and 2019

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2018	3,000,000	$3,000	4,440,000	$4,440	9,650,133	$9,650	3,612,880	$3,613	$11,282,359	$(11,556,735)	$(253,673)
Deemed dividend	—	—	—	—	—	—	891,551	892	159,587	(160,479)	—
Net loss	—	—	—	—	—	—	—	—	—	(442,657)	(442,657)
Balance March 31, 2019	3,000,000	$3,000	4,440,000	$4,440	9,650,133	$9,650	4,504,431	$4,505	$11,441,946	$(12,159,871)	$(696,330)
Disposal of net liabilities to a related party	—	—	—	—	—	—	—	—	875,177	—	875,177
Shares issued in private placement	—	—	—	—	2,280,000	2,280	-	-	547,720	—	550,000
Net loss	—	—	—	—	—	—	—	—	—	(248,067)	(248,067)
Balance June 30, 2019	3,000,000	$3,000	4,440,000	$4,440	11,930,133	$11,930	4,504,431	$4,505	$12,864,843	$(12,407,938)	$480,780
Stock-based compensation	—	—	—	—	—	—	—	—	113,242	—	113,242
Shares issued in private placement	—	—	—	—	1,320,000	1,320	380,000	380	419,800	—	421,500
Net loss	—	—	—	—	—	—	—	—	—	(469,340)	(469,340)
Balance September 30, 2019	3,000,000	$3,000	4,440,000	$4,440	13,250,133	$13,250	4,884,431	$4,885	$13,397,885	$(12,877,278)	$546,182

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2019	3,000,000	$3,000	4,440,000	$4,440	17,483,283	$17,483	651,281	$651	$13,403,293	$(13,126,910)	$301,957
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,408	—	5,408
Net loss	—	—	—	—	—	—	—	—	—	(364,459)	(364,459)
Balance March 31, 2020	3,000,000	$3,000	4,440,000	$4,440	17,483,283	$17,483	651,281	$651	$13,408,701	$(13,491,369)	$(57,094)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,408	—	5,408
Net loss	—	—	—	—	—	—	—	—	—	(231,615)	(231,615)
Balance June 30, 2020	3,000,000	$3,000	4,440,000	$4,440	17,483,283	$17,483	651,281	$651	$13,414,109	$(13,722,984)	$(283,301)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,883	—	2,883
Net loss	—	—	—	—	—	—	—	—	—	(89,221)	$(89,221)
Balance September 30, 2020	3,000,000	$3,000	4,440,000	$4,440	17,483,283	$17,483	651,281	$651	$13,416,992	$(13,812,205)	$(369,639)

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss from continuing operations	$(685,295)	$(784,277)
Net loss from discontinued operations	—	(375,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	23,587	25,942
Stock-based compensation	13,699	113,241
Changes in operating assets and liabilities:
Prepaid Expenses	(1,942)	—
Accounts payable	81,579	54,140
Accounts payable, related parties	190,548	—
Accrued liabilities	115,312	—
Net Cash Used in Operating Activities - continuing operations	(262,512)	(590,954)
Net Cash Used in Operating Activities - discontinued operations	—	(132,830)
Net Cash Used in Operating Activities	(262,512)	(723,784)

Cash Flows from Financing Activities:
Proceeds from sale of common stock and warrants	—	971,500
Net Cash Provided By Financing Activities - continuing operations	—	971,500
Net Cash Provided By Financing Activities - discontinued operations	—	176,600
Net Cash Provided By Financing Activities	—	1,148,100

Net (decrease) increase in Cash	(262,512)	424,316

Cash, Beginning of period	264,166	86,330

Cash, End of period	$1,654	$510,646

Assets and liabilities transferred in AEI transaction:
Security deposits	—	(38,247)
Property and equipment, net	—	(175,818)
Accounts payable and accrued liabilities	—	150,395
Payable to related party	—	189,922
Advances payable, related parties	—	353,092
Accrued salaries, related parties	—	395,833
	$-	$875,177

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $685,295 for the nine months ended September 30, 2020, had a working capital deficit of $780,325 and an accumulated deficit of $13,812,205 as of September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from this uncertainty.

In March 2020, the World Health Organization declared the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact to the Company’s ability to secure additional debt or equity funding to support operations in 2020. The Company has raised $385,000 (see Note 10) through August 2021 and management intends to raise additional funds in 2021 to support current operations and extend development of its product line. No assurance can be given that the Company will be successful in this effort. If the Company is unable to raise additional funds in 2021, it will be forced to severely curtail all operations and research and development activities.

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

Pursuant to the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 205-20 Presentation of Financial Statements: Discontinued Operations and amended by Accounting Standards Update (“ASU”) No. 2014-08, management has determined that this transaction meets the definition of presenting discontinued operations, as the Company disposed of a component of its business (see Notes 4 and 9). During the nine months ended September 30, 2019, the results of operations of this disposed business component have been presented as discontinued operations.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s consolidated annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2019, filed in the Form 10/A with the Securities and Exchange Commission on March 30, 2020. Interim results of operations for the three and nine months ended September 30, 2020, and 2019, are not necessarily indicative of future results for the full year. The unaudited condensed consolidated financial statements of the Company include the consolidated accounts of VLS and its’ wholly owned subsidiary VI. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. The Company held no cash equivalents as of September 30, 2020, and December 31, 2019. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

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

The Company disposed of a component of its business pursuant to the IAR Agreement (see Note 3) in May 2019, which met the definition of a discontinued operation. Accordingly, the operating results of the business transferred are reported as a loss from discontinued operations in the accompanying unaudited condensed consolidated statement of operations and statement of cash flows for the period ended September 30, 2019. For additional information, see Note 9- Discontinued Operations.

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

The Company’s equity method investment consisted of equity owned in AEI which was given to the Company as part of an investment and restructuring agreement (see Note 3). In January 2021 (see Note 10), the Company sold its’ equity investment in AEI for $100,000. During the nine months ended September 30, 2020 and 2019, the Company did not have any proportionate share of net income from AEI.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2020.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the nine months ended September 30, 2020 and 2019, the Company incurred $94,048 and $98,984, respectively, in research and development expenses to a related party.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of September 30, 2020 and 2019, the Company’s dilutive securities are convertible into approximately 17,431,756 and 21,921,156 shares of common stock, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. The following table represents the classes of dilutive securities as of September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Common stock to be issued	651,281	4,884,431
Convertible preferred stock	10,440,000	10,440,000
Stock options	2,193,750	2,450,000
Warrants to purchase common stock	4,146,725	4,146,725
	17,431,756	21,921,156

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

The Company’s intangible assets consisted of the following at September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019
Licensed patents	$492,514	$492,514
Accumulated Amortization	(81,828)	(58,241)
Balance	$410,686	$434,273

The Company recognized $7,862 and $23,587 of amortization expense related to the License Agreement with MGH for the three and nine months ended September 30, 2020, respectively. The Company recognized $10,300 and $25,942 of amortization expense related to the License Agreement with MGH for the three and nine months ended September 30, 2019.

Future expected amortization of intangible assets is as follows:

Fiscal year ending December 31,
2020 (months remaining)	$7,862
2021	31,299
2022	31,299
2023	31,299
2024	31,299
Thereafter	277,628
$410,686

NOTE 6 – RELATED PARTY TRANSACTIONS

Consulting Agreement

On June 21, 2019, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mark Poznansky, MD, (the “Consultant”) a minority stockholder and former Director. The Company engaged the Consultant to render consulting services with respect to informing, guiding and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Consulting Agreement is for one year (the “Initial Term”) and the Company agreed to pay the Consultant $3,000 per month commencing June 1, 2019, with the fee increasing to $6,000 per month commencing on the 1st day of the month following the completion of a $5 million in fundraising by the Company. The Consulting Agreement was not renewed after the Initial Term due the Company’s working capital deficiencies. The Company incurred expenses of $0 and $18,000 for the three and nine months ended September 30, 2020, respectively, related to the Consulting Agreement which is included in professional fees on the unaudited condensed consolidated statements of operations. As of September 30, 2020, $9,000 is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets, related to the Consulting Agreement.

MGH License Agreement

On May 8, 2013, VI and MGH, a principal stockholder (see Note 5) entered into the License Agreement, pursuant to which MGH granted to the Company, in the field of coating and transplanting cells, tissues and devices for therapeutic purposes, on a worldwide basis: (i) an exclusive, royalty-bearing license under its rights in Patent Rights (as defined in the License Agreement) to make, use, sell, lease, import and transfer Products and Processes (each as defined in the License Agreement); (ii) a non-exclusive, sub-licensable (solely in the License Field and License Territory (each as defined in the License Agreement)) royalty-bearing license to Materials (as defined in the License Agreement) and to make, have made, use, have used, Materials for only the purpose of creating Products, the transfer of Products and to use, have used and transfer processes; (iii) the right to grant sublicenses subject to and in accordance with the terms of the License Agreement, and (iv) the nonexclusive right to use technological information (as defined in the License Agreement) disclosed by MGH to the Company under the License Agreement, all subject to and in accordance with the License Agreement (the “License”).

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

The Company incurred research and development expenses to MGH of $0 and $94,048, respectively, during the three and nine months ended September 30, 2020, all of which is in accounts payable, related parties, as of September 30, 2020 on the unaudited condensed consolidated balance sheets. The Company incurred $98,984 of research and development expenses to MGH for the three and nine months ended September 30, 2019.

During the three and nine months ended September 30, 2020 and 2019, there have not been any sales of Product or Process under this License Agreement.

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

Accounts Payable and Accrued Salaries

The Company incurred director fees of $22,500 and $67,500 for the three and nine months ended September 30, 2020, respectively, and $22,500 and $37,500 for the three and nine months ended September 30, 2019, to Federico Pier, the Company’s Chairman of the Board, which are all included in personal costs on the unaudited condensed consolidated statements of operations. As of September 30, 2020, $52,500 of these director fees are included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets. There were no amounts outstanding due related to these director fees as of December 31, 2019.

The Company incurred consulting fees of $15,000 and $45,000 for the three and nine months ended September 30, 2020, respectively, to Jeff Wright, the Company’s Chief Financial Officer, and $15,000 in consulting fees to Jeff Wright for the three and nine months ended September 30, 2019. All of the expenses are included in professional fees on the unaudited condensed consolidated statements of operations. As of September 30, 2020, and December 31, 2019, $35,000 and $15,000, respectively, is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets.

In August 2020, Frances Tonneguzzo, the Company’s Chief Executive Officer (the “former CEO”) tendered her resignation as CEO. For the three and nine months ended September 30, 2020, the Company incurred expenses of $35,554 and $172,354 to the former CEO, and for the three and nine months ended September 30, 2019, the Company incurred expenses of $ 68,451 and $91,267 to the former CEO. All of the expenses to the former CEO are included in personnel costs on the unaudited condensed consolidated statements of operations. As of September 30, 2020, $115,312 of unpaid salary to the former CEO is included in accrued salaries, related parties on the unaudited condensed consolidated balance sheets.

NOTE 7– COMMITMENTS AND CONTINGENCIES

Lease Agreements

On March 1, 2014, the Company entered into a rental agreement with the Board of Regents of the University System of Georgia (“UGA”). As of July 1, 2016, the Company rented approximately 1,413 square feet for a monthly rent of $2,590 per month. Effective August 1, 2017, the Company rented approximately 2,771 square feet and the rent was increased to $5,542 per month and expiring July 1, 2019. The Company did not incur any rent expense under the rental agreement for the three and nine months ended September 30, 2020. Rent expense under the rental agreement was $0 and $22,168, respectively, for the three and nine months ended September 30, 2019, and is included in discontinued operations on the unaudited condensed consolidated statements of operations. The lease was assigned to AEI in May 2019 (see Note 3).

On June 3, 2017, the Company entered into an Equipment Lease Agreement (the “Lease Agreement”) for medical equipment with a cost of $76,600 (the equipment cost). Pursuant to the Lease Agreement, the Company paid a deposit of $32,705 and agreed to twenty-four (24) monthly payments (the term) of $1,756. The Company can acquire the equipment either a) after the first 6 monthly payments for the equipment cost minus the sum of the deposit and 70% of the monthly payments, or b) by paying seven (7) additional monthly payments at the end of the term. The Company did not incur any lease expense under the Lease Agreement for the three and nine months ended September 30, 2020. Equipment lease expense under the Lease Agreement was $0 and $9,693 for the three and nine months ended September 30, 2019 and is included in discontinued operations on the condensed consolidated statement of operations. The Company returned the equipment upon the expiration of the lease in May 2019.

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

The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of Product or Process equal or exceeding $100,000,000 in any calendar year and $4,000,000 within sixty (60) days after the first achievement of total net sales of Product or Process equal to or exceeding $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights. No expense reimbursements were paid to MGH during the three and nine months ended September 30, 2020.

Consulting Agreement

On June 21, 2019, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with C&H Capital, Inc. (the “Consultant”). The Company engaged the Consultant to render consulting services to facilitate long range strategic investor relations planning and other related services. The initial term of the Consulting Agreement is for one year (the “Initial Term”) and the Company agreed to pay the Consultant $3,500 on the last business day for each month of service. The Consulting Agreement was not renewed after the Initial Term due the Company’s working capital deficiencies. The Company incurred expenses of $0 and $21,000 for the three and nine months ended September 30, 2020, respectively, and $10,500 in consulting expenses for the three and nine months ended September 30, 2019. All of the expenses are included in professional fees on the unaudited condensed consolidated statements of operations. As of September 30, 2020, $14,000 is included in accounts payable on the unaudited condensed consolidated balance sheets, related to the Consulting Agreement.

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

The holder of Series A Preferred Stock may elect at any time to convert such shares into common stock of the Company. Each share of Series A Preferred Stock is convertible into shares of common stock at a conversion Rate of 2:1 (the “Series A Conversion Rate”). The Series A Conversion Rate shall be adjusted for stock splits, stock combinations, stock dividends or similar recapitalizations. The shares of Series A Preferred Stock shall automatically convert into shares of common stock on February 12, 2021 (the one-year anniversary of the initial filing by the Company of the Form 10 filed with the Securities and Exchange Commission) (see Note 10).

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

As of September 30, 2020, and 2019, there were 3,000,000 shares of Series A Preferred Stock issued and outstanding.

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

The holder of Series B Preferred Stock may elect at any time to convert such sharers into common stock of the Company. Each share of Series B Preferred Stock is convertible into shares of common stock at a conversion rate of 1:1 (the “Series B Conversion Rate”). The Series B Conversion Rate shall be adjusted for stock splits, stock combinations, stock dividends or similar recapitalizations. The shares of Series B Preferred Stock shall automatically convert into shares of common stock on February 12, 2021 (the one-year anniversary of the initial filing by the Company of the Form 10 filed by the Company with the Securities and Exchange Commission) (see Note 10).

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

In addition to any other rights and restrictions provided by applicable law, without first obtaining the affirmative vote or written consent of the holders of a majority of the then-outstanding shares of Series B Preferred Stock, the Company shall not amend or repeal any provision of, add any provision to, the Company’s Articles of Incorporation or the Series B Preferred Stock Certificate of Designation if such action would adversely alter or change the preferences, rights, privileges or power of, or restrictions provided for the benefit of, the Series B Preferred Stock. Unless otherwise prohibited by applicable law, the Board of Directors of the Company shall have the authority to repeal any provision of, or add any provision to, the Company’s Articles of Incorporation or Series B Preferred Stock Certificate of Designation if such action would not adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series B Preferred Stock. As of September 30, 2020 and 2019, there were 4,440,000 shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of common stock, $0.001 par value per share. As of September 30, 2020, and December 31, 2019, there were 17,483,283 shares of common stock outstanding.

Common Stock Issuance

The Company did not issue any shares of common stock during the nine months ended September 30, 2020.

During the nine months ended September 30, 2019, the Company sold 3,600,000 units, consisting of one share of common stock and one warrant to purchase a share of common stock (the “Units”). The Company sold 3,600,000 Units at $0.25 to accredited investors. The Company received net proceeds of $971,500, net of $23,500 of issuance costs. The warrant has a three- year exercise term at a price per share of common stock of $0.50.

Common Stock to be issued

As of September 30, 2020 and 2019, there were 651,281 and 4,884,431, respectively, shares of common stock to be issued. As of September 30, 2020, 621,281 of the shares are to be issued under the IAR Agreements (see below), and 30,000 shares of common stock are to be issued to two initial shareholders of VI.

As of September 30, 2019, 891,551 shares of common stock were to be issued pursuant to a Stock Issuance and Release Agreement (“SRI Agreement”) executed by the Company in February 2019 to stockholders for no consideration who purchased shares in 2018 at $1.85. .. The Company recorded a deemed dividend to stockholders of $160,479 for the shares to be issued under the SRI Agreements, at $0.18 per share, based upon the estimated underlying value of the common stock of $0.18 per share based upon recent Units sold by the Company. As of September 30, 2019, the remaining common stock to be issued consists of 3,612,880 shares to be issued to MGH pursuant to the License Agreement (see Notes 5, 6 and 7), and 380,000 shares of common stock to be issued to investors pursuant to stock subscription agreements executed with the sale of Units that occurred as discussed above in common stock issuance.

Stock Options

The following table summarizes activities related to stock options of the Company for the nine months ended September 30, 2020:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)
Outstanding at December 31, 2019	2,450,000	$0.57	8.20
Forfeited	(256,250)	-	-
Outstanding at September 30, 2020	2,193,750	$0.61	7.32
Exercisable at September 30,2020	2,135,417	$0.62	7.29

The Company did not grant any options to purchase shares of common stock during the three and nine months ended September 30, 2020.

The Company recorded stock compensation expense of $2,883 and $13,699 during the three and nine months ended September 30, 2020, respectively. The Company recorded stock compensation expense of $113,242 during the three and nine months ended September 30, 2019. As of September 30, 2020, 58,333 options to purchase shares of common stock remain unvested and $7,571 of stock compensation expense remains unrecognized and will be expensed over a weighted average period of 2.25 years.

Warrants

The following table summarizes activities related to warrants of the Company for the nine months ended September 30, 2020:

	Number of Warrants	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2019	4,146,725	$0.53	2.50
Outstanding and exercisable at September 30, 2020	4,146,725	$0.53	1.75

The Company did not issue any warrants during the nine month period ended September 30,2020.

NOTE 9 – DISCONTINUED OPERATIONS

In April 2019, the Company’s board of directors approved the IAR Agreement (See Note 3), whereby the Company, in effect transferred a segment of its business and the related assets and liabilities to AEI, a related party. The transaction was completed on May 21, 2019.

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the component’s results of operations as of September 30, 2019 have been reclassified as discontinued operations on the condensed consolidated statements of operations. The results of operations of this component are separately reported as “discontinued operations” for the nine months ended September 30, 2019. There have been no transactions between the Company and AEI since the IAR Agreement.

A reconciliation of the major classes of line items constituting the loss from discontinued operations, net of income taxes as is presented in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020, and 2019, are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$50,000

Operating expenses:
Personnel costs	—	—	—	291,453
Travel expenses	—	—	—	20,892
Laboratory expenses	—	—	—	55,227
General and administrative expenses	—	—	—	58,215
Total operating expenses	—	—	—	425,787
Loss from discontinued operations	$—	$—	$—	$(375,787)

There were no carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations in the unaudited condensed consolidated balance sheets at September 30, 2020 and December 31, 2019.

NOTE 10 – SUBSEQUENT EVENTS

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

In June 2021, the Company entered into Security Purchase Agreements (“SPA’s) with select accredited investors in connection with a private offering by the Company to raise a maximum of $1,000,000 through the sale of common stock of the Company at $0.25 per share. The Company has raised an aggregate amount of $385,000 as of the date of these financial statements.

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

Results of Operations – Three and Nine Months Ended September 30, 2020 and 2019

Revenues

The Company did not have any revenues from continuing operations for the three and nine months ended September 30, 2020 and 2019.

Operating Expenses

We classify our operating expenses from continuing operations into four categories: personnel costs, research and development expenses, professional fees, and general and administrative expenses. The Company’s total operating expenses for the three and nine months ended September 30, 2020 were $89,221 and $685,295, respectively, compared to $469,340 and $784,277 for the three and nine months ended September 30, 2019, respectively.

The decrease in operating expenses was primarily due to the negative impact of COVID-19, which hindered the Company’s ability to raise the additional capital necessary to maintain operations and continue research and development activities. The impact of COVID-19 resulted in a decrease in personnel costs from $133,676 and $306,992 for the three and nine months ended September 30, 2019, respectively, to $59,756 and $252,487 for the three and nine months ended September 30, 2020, respectively, a decrease in professional fees from $218,607 and $343,011 for the three and nine months ended September 30, 2019, respectively, to $15,925 and $302,259 for the three and nine months ended September 30, 2020, respectively, a decrease in general and administrative expenses from $18,073 to $13,549 for the three months ended September 30, 2019 compared to the three months ended September 30, 2020, and an increase from $35,090 for the nine months ended September 30, 2019, to $36,501 for the nine months ended September 30, 2020, and a decrease in research and development expenses from $98,984 for the three and nine months ended September 30, 2019 to $0 and $94,048 for the three and nine months ended September 30, 2020, respectively.

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

Liquidity and Capital Resources

At September 30, 2020, we had $1,654 of cash on hand and an accumulated deficit of $13,812,205.

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

In June 2021, the Company entered into Security Purchase Agreements (“SPA’s) with select accredited investors in connection with a private offering by the Company to raise a maximum of $1,000,000 through the sale of common stock of the Company at $0.25 per share. The Company has raised an aggregate amount of $385,000 from the sale of 1,540,000 shares of common stock, as of the date these financial statements are available for issuance. We will still require additional capital to meet our liquidity needs.

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

Working Capital (Deficit) Surplus

	September 30, 2020	December 31, 2019
Current Assets	$3,596	$264,166
Current Liabilities	783,921	396,482
Working Capital (Deficit)	$(780,325)	$(132,316)

Cash Flows

Cash activity for the six months ended September 30, 2020 and 2019 is summarized as follows:

	Nine Months Ended September 30,
	2020	2019
Net Cash used in operating activities – continued operations	$(262,512)	$(590,954)
Net Cash used in operating activities – discontinued operations	—	(132,830)
Net Cash used in operating activities	(262,512)	(723,784)

Cash provided by financing activities – continued operations	—	971,500
Cash provided by financing activities – discontinued operations	—	176,600
Net Cash provided by financing activities	—	1,148,100
Net (decrease) increase in cash	$(262,512)	$424,316

As of September 30, 2020, the Company had $1,654 of cash on hand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations

MGH License Agreement

The Company executed a License Agreement with MGH, a principal stockholder. The License Agreement also requires VI to pay to MGH a one (1%) royalty rate on net sales related to the first license sub-field, which is the treatment of Type 1 Diabetes. Future sub-fields shall carry a reasonable royalty rate, consistent with industry standards, to be negotiated at the time the first such royalty payment shall become due with respect to the applicable Products and Processes (as defined in the License Agreement). The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of Product or Process equal or exceed $100,000,000 in any calendar year and $4,000,000 within sixty (60) days after the first achievement of total net sales of Products or process equal or exceed $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all patent tights.

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

The Company’s management, including its Chairman of the Board and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020 and concluded that the Company has a material weakness in disclosure controls and procedures as of September 30, 2020.

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

Changes in Internal Control Over Financial Reporting

During the three and nine months ended September 30, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: September 13, 2021

Vicapsys Life Science, Inc.

By:	/s/ Federico Pier
Federico Pier
Executive Chairman of the Board (Principal Executive Officer)

By:	/s/ Jeffery Wright
Jeffery Wright
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

