Form 10-K
period 2020-12-31
Vicapsys Life Sciences, Inc.
filed 2021-09-17
CIK 1468639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 000-56145

VICAPSYS LIFE SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Florida	2834	91-1930691
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

7778 Mcginnis Ferry Rd. #270

Suwanee, GA 30024

(972) 891-8033

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or has for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) $19,300,543.

The number of shares outstanding of the registrant’s $0.001 par value Common Stock as of September 10, 2021, was 30,114,566 shares (includes common stock to be issued of 12,631,283 shares).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, or “may”, or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward–looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward–looking statements. While we make these forward–looking statements based on various factors and using numerous assumptions, you have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A, “Risk Factors” of this annual report on Form 10-K.

The forward–looking statements are based upon our beliefs and assumptions using information available at the time we make these statements. We caution you not to place undue reliance on our forward–looking statements as (i) these statements are neither predictions nor guaranties of future events or circumstances, and (ii) the assumptions, beliefs, expectations, forecasts and projections about future events may differ materially from actual results. We undertake no obligation to publicly update any forward–looking statement to reflect developments occurring after the date of this report.

PART I

Item 1. Description of Business

ORGANIZATION

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

The Company’s strategy is to develop and commercialize, on a worldwide basis, various intellectual property rights (patents, patent applications, know how, etc.) relating to a series of encapsulated product candidates that incorporate proprietary derivatives of the chemokine CXCL12 for creating a zone of immunoprotection around cells, tissues, organs and devices for therapeutic purposes. The product name VICAPSYN™ is the Company’s line of proprietary product candidates that is applied to transplantation therapies and related stem-cell applications in the transplantation field. The lead product candidate embodiment in transplantation therapy to treat Type 1 Diabetes (T1D) is an encapsulated human islet cell cluster that is intended to restore normal glucose control when implanted into the peritoneal cavity of a patient. During the research and development process in transplantation, the Company and its related academic researchers had a novel and unexpected finding. The transplanted islet clusters were absolutely free of any signs of fibrotic encapsulation. This anti-fibrotic effect was reconfirmed in additional research studies and the Company has now moved into the development of another product candidate line based on CXCL12 with the trade name of VYBRIN™. The clinical applications of VYBRIN™ are being explored in several areas including (1) prevention of post-surgical adhesions in abdominal surgery, (2) coating of implantable medical devices and other implants to eliminate fibrosis and (3) wound healing with a focus on diabetic ulcers.

MGH License Agreement

On May 8, 2013, ViCapsys, Inc. and The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”) entered into an Exclusive Patent License Agreement as amended (the “License Agreement”), pursuant to which MGH granted to the Company, in the field of coating and transplanting cells, tissues and devices for therapeutic purposes (the “License Field”), on a worldwide basis (the “License Territory”): (i) an exclusive, royalty-bearing license under its rights in its Patent Cooperation Treaty (PCT) patent application serial number PCT/US00/09678, filed on March 7, 2000, including any division, continuation (but not continuation in part) U.S. and foreign patent application, Letters Patent, and/or the equivalent thereof issuing thereon, and/or reissue, reexamination or extension thereof (the “Patent Rights”), to make, use, sell, lease, import and transfer any article, device or composition, the manufacture, use, or sale of which, in whole or in part (the “Products”), employs, is based upon or is derived from research data, designs, formulae, process information and other information pertaining to the invention(s) claimed in the Patent Rights which is created by Dr. Poznansky and owned by MGH and is not confidential information of or otherwise obligated to any third party and which Dr. Poznansky knows as of the date of the License Agreement and reasonably believes is necessary in order for Company to utilize the licenses granted thereunder (the “Technical Information”); (ii) a non-exclusive, sub-licensable (solely in the License Field and License Territory royalty-bearing license to the Company’s xenotransplantation (animal-to-human transplants) patent rights to the issued U.S. Patent/s numbered 6,153,428; 6,413,769; 7,547,522 and 7,547,816 and/or the equivalent of such application including any division, continuation (but not including continuation-in-part), U.S. and foreign patent application, Letters Patent, and/or the equivalent thereof issuing thereon, and/or reissue, reexamination or extension thereof (the “Xenotransplantation Patent Rights”), and to make, have made, use, have used, biological material that incorporates, is derived from, is related to, or is a modified form of the Xenotransplantation Patent Rights for only the purpose of creating Products, the transfer of Products and to use, have used and transfer processes that employs or is derived from Technical Information; (iii) the right to grant sublicenses subject to and in accordance with the terms of the License Agreement, and (iv) the nonexclusive right to use Technological Information disclosed by MGH to the Company under the License Agreement, all subject to and in accordance with the License Agreement.

As amended by the Seventh Amendment to the License Agreement on December 22, 2017, the License Agreement requires that ViCapsys satisfy the following requirements prior to the first sale of Products (“MGH License Milestones”), by certain dates which have passed. The table below lists the MGH Milestones and the Company’s progress in satisfying or negotiating the extension of each milestone:

MILESTONE:	STATUS:
(i) Provide a detailed business and development plan.	The Company has provided MGH with a completed corporate pitch deck which outlines the Company’s business and development plans.

(ii) Raise $2 million in a financing round.	The Company has raised $1 million and is currently in the process of raising the second $1 million. The Company and MGH are currently negotiating extending this milestone.

(iii) Initiate and finance research regarding the role of CXCL12 in minimizing fibrosis formation.	Milestone completed.

(iv) Initiate and finance research regarding the role of CXCL12 in beta cell function and differentiation.	Dr. Poznansky’s lab was focusing on this as part of the academic project. The Company therefore made the strategic decision to fund another aspect of CXCL12 biology which focuses on the role of CXCL12 in wound healing. For the time being, the Company is excused from meeting this milestone as it has provided an alternative milestone as well as a justification for not pursuing this particular milestone.

The Company and MGH have agreed to work together to restate the license agreement, incorporating all the relevant provisions from the seven amendments and agreeing on a new set of milestones for future development.

The License Agreement also requires ViCapsys to pay to MGH a one percent (1%) royalty rate on net sales related to the first license sub-field, which is the treatment of Type 1 Diabetes. Future sub-fields shall carry a reasonable royalty rate, consistent with industry standards, to be negotiated at the time the first such royalty payment shall become due with respect to the applicable Products and Processes (as defined in the License Agreement). The License Agreement additionally requires ViCapsys to pay to MGH a $1 million ($1,000,000) “success payment” within 60 days after the first achievement of total Net Sales of Product or Process equal or exceed $100 million ($100,000,000) in any calendar year and $4 million ($4,000,000) within sixty (60) days after the first achievement of total Net Sales of Product or process equal or exceed $250 million ($250,000,000) in any calendar year. ViCapsys is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights.

The License Agreement expires on the later of (i) the date on which all issued patents and filed patent applications within the Patent Rights have expired or been abandoned, and (ii) one (1) year after the last sale for which a royalty is due under the License Agreement.

The License Agreement also grants MGH the right to terminate the License Agreement if ViCapsys fails to make any payment due under the License Agreement or defaults in the performance of any of its other obligations under the License Agreement, subject to certain notice and rights to cure set forth therein. MGH may also terminate the License Agreement immediately upon written notice to ViCapsys if ViCapsys: (i) shall make an assignment for the benefit of creditors; or (ii) shall have a petition in bankruptcy filed for or against it that is not dismissed within sixty (60) days of filing.

ViCapsys may terminate the License Agreement prior to its expiration by giving ninety (90) days’ advance written notice to MGH, and upon such termination shall, subject to the terms of the License Agreement, immediately cease all use and sales of Products and Processes.

As of the date hereof, there have not been any sales of product or process under this License Agreement.

Share Exchange

On December 22, 2017, pursuant to the Share Exchange Agreement, the shareholders of ViCapsys and VLS consummated a share exchange (the “Share Exchange”), pursuant to which:

●	each issued and outstanding share of ViCapsys common stock was exchanged for one and one-half (1-1/2) shares of common stock of the Company;
●	each issued and outstanding share of ViCapsys Series A Preferred Stock was exchanged for one and one-half (1-1/2) shares of Series A Convertible Preferred Stock of the Company;
●	each issued and outstanding share of ViCapsys Series B Preferred Stock was exchanged for one and one-half (1-1/2) shares of Series B Convertible Preferred Stock of the Company;
●	each option to purchase shares of ViCapsys common stock, whether or not then vested or exercisable (a “ViCapsys Option”), was converted into an option to acquire a number of shares of common stock of the Company equal to the number of shares of ViCapsys common stock subject to such ViCapsys Option, multiplied by 1.5, with an exercise price per share equal to the exercise price per share of the ViCapsys Option, divided by 1.5; and
●	each warrant to purchase or receive shares of ViCapsys common stock, whether or not then vested or exercisable (a “ViCapsys Warrant”), was converted into a warrant to acquire a number of shares of VLS common stock equal to the number of shares of ViCapsys common stock subject to such ViCapsys Warrant, multiplied by 1.5, with an exercise price per share equal to the exercise price per share of the ViCapsys Warrant, if any, divided by 1.5.

As a result of the Share Exchange Agreement, ViCapsys became a wholly-owned subsidiary of the Company and the prior shareholders of ViCapsys received, in the aggregate, approximately 87.45% on a fully diluted basis of the issued and outstanding shares of the Company after the closing of the Exchange Agreement.

As a result of the Share Exchange Agreement, for financial statement reporting purposes, the Share Exchange Agreement between the Company and ViCapsys has been treated as a reverse acquisition and recapitalization with ViCapsys being deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with ASC Section 805-10-55 issued by the Financial Accounting Standards Board (FASB). Therefore, the consolidated financial statements are those of ViCapsys (the accounting acquirer) prior to the Share Exchange Agreement and reflect the consolidated operations of the Company (the accounting acquiree) from the date of the Share Exchange Agreement. Prior to the Share Exchange Agreement, the Company had no operations. The equity of the consolidated entity is the historical equity of ViCapsys retroactively restated to reflect the number of shares issued by the Company in the reverse acquisition.

Lease Agreements

None

Investment and Restructuring Agreement

On May 21, 2019, pursuant to that certain Investment and Restructuring Agreement, dated April 11, 2019 (the “IAR Agreement”), by and among the Company; ViCapsys; YPH, LLC, a Texas limited liability company (“YPH”); Stephen McCormack, the then Chief Executive Officer and a director of the Company; Steven Gorlin, then a director of the Company; Charles Farrahar, the then Chief Financial Officer of the Company; Athens Encapsulation Inc., a George corporation (“AEI”); and additional investors (the “Additional Investors”) pursuant to which:

●	Stephen McCormack and Steven Gorlin each resigned from the Board of Directors of the Company and from all positions as officers or employees of the Company and ViCapsys.

●	Michael Yurkowsky and Frances Toneguzzo were appointed to the Board of Directors to replace Mr. McCormack and Mr. Gorlin. Federico Pier was appointed as the Executive Chairman of the Board of Directors of the Company. Michael Yurkowsky and Frances Toneguzzo were appointed the Board of Directors of the Company. Ms. Toneguzzo was appointed as the Chief Executive Officer of the Company.

●	YPH and the Additional Investors (together, the “Investors”) purchased an aggregate of 3,980,000 shares of common stock of the Company at a purchase price of $0.25 per share and warrants to purchase the same amount of common stock exercisable from the date of their respective investment dates (ranging from July 14, 2019 to September 9, 2019) (the “Investment Date”) until the third anniversary of the Investment Date for $0.50 per share. The Company received $971,500 net proceeds from the sale of the common stock and warrants.

●	The Company assigned all of the Company’s right, title and interest in the Master Service Agreement (the “MSA”) and related work orders with its customer, Otsuka, to AEI.

●	ViCapsys assigned its lease to the Athens, Georgia Laboratory and office (the “Athens Facility”) to AEI.

●	The Company contributed to AEI all physical assets located at the Athens Facility. These contributed assets did not include intellectual property related to the use of CXCL12, and the AEI Parties agreed that neither they nor any affiliated party will use CXCL12 or any analogues in any of its activities. The Company retained the right to use any of the “encapsulation technology” utilized or developed at the Athens Facility before the IAR Agreement was executed.

●	AEI assumed certain liabilities of the Company, including, but not limited to: $189,922 owed by the Company to Aperisys, Inc.; an aggregate of $353,092 in advances made by Steve Gorlin, Charles Farrahar and Stephen McCormack to the Company; an aggregate of $395,833 in accrued salaries owed by the Company to Stephen McCormack and Charles Farrahar; and an aggregate of $150,395 in trade payables attributable to the Athens Facility.

●	AEI issued an aggregate of 1,600 shares of AEI common stock (the “AEI Common Stock”) to the officer and employees of AEI (the “AEI Shareholders”), representing 80% of the outstanding capital stock of AEI. The AEI Shareholders are Steve Gorlin, Stephen McCormack, and Charles Farrahar, current shareholders of the Company who beneficially own 11.9%, 3.3% and 2.6%, respectively, of the Company’s common stock and two of whom were former Directors of the Company.

●	AEI issued 400 shares of preferred stock (the “AEI Preferred Stock”), to the Company. Once AEI pays the assumed liabilities noted above, the Certificate of Designation for the AEI Preferred Stock entitles the holder to receive all distributions made by AEI on any of its equity securities up to a total of $4,000,000 (the “AEI Preferred Payment”). Following the full payment of the AEI Preferred Payment, the AEI Preferred Stock shall automatically be converted into a number of shares of AEI Common Stock such that it is equal to 20% of all issued and outstanding AEI Common Stock at such time.

●	Mr. McCormack and the Company amended Mr. McCormack’s original option agreement dated March 20, 2017, to (i) reduce the number of Mr. McCormack’s option shares from 1,440,000 to 600,000; and (ii) extend the exercise period of Mr. McCormack’s options from three (3) months to three (3) years following the Closing Date.

The primary purpose of the IAR Agreement was to raise capital in order to continue to pursue, with appropriate governmental approvals, clinical trials and commercial development of the technology. The Company accounted for this transaction as a discontinued operation in the consolidated financial statements for the year ended December 31, 2019.

Manufacturing

We contract primarily with small and medium-sized manufacturers that are subject to FDA compliance and approval standards. These manufacturers are highly innovative and cost effective because of their streamlined sales infrastructures. All of our manufacturing partners will be qualified to manufacture under the FDA’s Quality System Regulations/ISO 13485 standards. The Company intends to retain in-house the quality assurance function so that we can approve all products prior to their release to market. We also intend to utilize high quality software in an effort to assure that our products remain compliant throughout all operations. The Company believes that there are no significant issues with availability of needed materials that would prevent us from meeting the projected market demand for our initial products in a timely manner. Packaging design and manufacturing will be outsourced to one or more experienced medical device packaging companies. The Company believes that this will allow for accelerated time to market and optimizing the shelf life of those products that are pre-packaged sterile.

Our Market

We intend to develop therapeutic products for treatment of Type 1 Diabetes (TID). A 2020 report from Centers for Disease Control and Prevention (CDC) shows a nearly 30% increase in TID diagnoses in the United States, with youth cases growing most sharply among diverse populations. The CDC’s 2020 National Diabetes Statistics Report, cites that in the United States, T1D diagnoses included 1.4 million adults, 20 years and older, and 187,000 children younger than 20.

That totals nearly 1.6 million Americans with T1D—up from 1.25 million people—or nearly 30% from 2017.

A separate CDC report, focused on T1D in youth, showed that T1D is growing most sharply in African American and Hispanic youth populations. As the reason is unknown, the CDC is advocating for continued “surveillance” of T1D in today’s youth populations.

According to the report, between 2002 and 2015:

●	T1D cases among African American children increased by 20% with 20.8 children diagnosed per 100,000
●	T1D cases among Hispanic children increased nearly 20% with 16.3 per 100,000

●	T1D cases among Asian / Pacific Island children increased 19% with 9.4 per 100,000
●	White children are the slowest growing demographic with a 14% increase, yet remain the most impacted group with 27.3 T1D cases per 100,000

The report also showed that diagnoses occurred most frequently between the ages of 5 and 14.

●	33.5% were ages 10-14
●	27% were 5-9

The latest CDC data further demonstrates that despite all the progress in managing the disease, our community’s needs are growing and the need to respond is even more urgent today.

Competition

We are engaged in rapidly evolving industries. Competition from other pharmaceutical companies and from other research and academic institutions is intense and expected to increase. Many of these companies have substantially greater financial and other resources and development capabilities than we do, have substantially greater experience in undertaking pre-clinical and clinical testing of products, and are commonly regarded in the pharmaceutical industries as very aggressive competitors. In addition to competing with universities and other research institutions in the development of products, technologies and processes, we compete with other companies in acquiring rights to products or technologies from universities. There can be no assurance that we can develop products that are more effective or achieve greater market acceptance than competitive products, that we can convince physicians, hospitals and patients of the benefits of our technology, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us and that would therefore render our products and technologies less competitive or even obsolete.

Several companies are developing therapies to treat Type 1 Diabetes. The companies listed below are select competitors that are specifically developing competitively or potentially competitive transplant technologies for treatment of Type 1 Diabetes.

●	ViaCyte Inc. develops human embryonic stem cells that differentiate into pancreatic progenitor cells. We believe they are one of our most significant and advanced competitors, as they announced on August 1, 2017 that the first patients have been implanted with the PEC-Direct™ product candidate, an islet cell replacement therapy in development as a functional cure for patients with Type 1 Diabetes who are at high risk for acute life-threatening complications. ViaCyte has established a collaboration with W.L. Gore & Associates, the makers of Goretex to created devices for implantation and protection of transplanted islets. ViacCte is currently recruiting for a Phase 1/II clinical trial (NCT03163511).

●	Sernova Corp. is a microcap company trading on the Toronto, Canada exchange that has developed a macro-cell pouch system for encapsulating cadaveric (allo-) islets that is currently in a Phase 1/II clinical trial. In July 2019, Sernova reported interim analysis demonstrating the cell pouch transplanted with islet cells showed initial safety as well as key efficacy measures.

●	Beta O2 Technologies Ltd. (Rosh-Haayin, Israel). A biomedical company developing an implantable device, the BetaAir, to encapsulate islet cells for the treatment of Type 1 Diabetes. They are in the process of changing from a device that requires external infusion of oxygen into their encapsulation device containing islet cells. Last public information was in 2015. Status of company unclear.

●	DefyMed (Strasbourg, France): Defymed was founded in 2011 to develop implantable bio-artificial medical devices for diverse therapeutic applications, with a first focus on Type 1 Diabetes. The diabetes product, named MAILPAN® (Macro- encapsulation of PANcreatic Islets), is a result of work done by the Centre Europeen d’etude du Diabete (CeeD), STATICE and the Centre de Transfert de Technologies du Mans (CTTM). The Mailpan system which is still in preclinical development uses non-biodegradable, biocompatible membranes for selective diffusion of insulin and glucose while protecting implanted stem-cell derived beta cells.

●	Sigilon Therapeutics is a discovery-based platform combines cell engineering and its proprietary Afibromer™ technology, a new class of implantable biomaterials that do not trigger fibrosis. The company will develop products that emerge from its discovery platform to treat serious hematologic, enzyme deficiency and endocrine disorders –including T1D. They partnered with Lilly on the T1D indication in April 2018 but no recent information is available on the status of the partnership.

●	Novo Nordisk has a stem cell line that differentiates into beta cells and one of the largest diabetes franchises in the world. In collaboration with Cornell researchers they have developed a hydrogel-based nanofiber encapsulation device with macroscopic dimensions. Currently appear to be in pre-clinical development.

●	Sanofi and Evotec formed a partnership to jointly develop a beta cell replacement therapy for the treatment of diabetes in a deal that could reach more than 300 million Euros in potential milestone payments. Evotec achieved a milestone in 2018 for a manufacturing process for generation of iPSC-derived beta cells including scale-up. Collaboration is still in the pre-clinical phase.

Several companies have developed and are continuing to develop products and treatments to treat scar formation and/or internal adhesions resulting from the fibrosis process, which may compete with the products and treatments that we develop.

The following selected companies are developing products to treat scar formation and/or internal adhesions:

●	Baxter Healthcare has been marketing Adept®, a liquid solution for adhesion reduction, for gynecologic laparoscopic adhesiolysis indications since 2006.. Baxter’s Adept solution has been extensively studied and its ability to prevent adhesions is controversial. Baxter Healthcare also markets COSEAL®, a synthetic hydrogel used in patients undergoing cardiac or abdomino-pelvic surgery to prevent or reduce the incidence, severity and extent of postsurgical adhesion formation. In February 2020, Baxter acquired the Sanofi franchise for Seprafilm Adhesion Barrier, a mechanical bioresorbable adhesion barrier that is indicated for the reduction in the incidence, extent, and severity of postoperative adhesions in patients undergoing abdominal or pelvic laparotomy. While Seprafilm is regarded as an effective barrier, challenges with respect to placement remain and limit its widespread use.

●	Gynecare Worldwide, a division of Ethicon, Inc., a Johnson & Johnson company, markets Interceed®, a sheet adhesion barrier similar in intended use to Seprafilm but is indicated only for selected open gynecological indications.

●	FzioMed, Inc. has received CE Mark approval in the European Union for Oxiplex®/AP Gel, an adhesion barrier for abdominal/pelvic surgery, and is conducting a clinical trial in the U.S., which is expected to be completed by December 2020. Fziomed has announced a global distribution agreement with Ethicon for distribution of Oxiplex/AP Gel.

●	Covidien introduced SprayShield®, an adhesion barrier used in abdominopelvic procedures, that is approved for sale in Europe. In 2013, Covidien sold the SprayShield product line to Integra Life Sciences.

Research and Development

The Company is primarily engaged in preclinical testing of CXCL12 and delivery systems associated with the treatment of Type 1 Diabetes. Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2020, and 2019, the Company recorded $102,180 and $98,983, respectively, of research and development expenses to a related party.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions and improvements that we believe are commercially important to our business by seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties existing and planned therapeutic programs. We also rely on trade secret protection and confidentiality agreements to protect our proprietary technologies and know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, as well as continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of cellular therapies.

We will additionally rely on trademark protection, copyright protection and regulatory protection available via orphan drug designations, data exclusivity, market exclusivity, and patent term extensions. Our success will depend significantly on our ability to defend and enforce our intellectual property rights and our ability to operate without infringing any valid and enforceable patents and proprietary rights of third parties.

Patents and Copyrights

We do not currently own any patents or copyrights. Pursuant to our License Agreement with MGH, MGH granted us, in the field of coating and transplanting cells, tissues and devices for therapeutic purposes, on a worldwide basis: (i) an exclusive, royalty-bearing license under its rights in Patent Rights (as defined in the License Agreement) to make, use, sell, lease, import and transfer Products and Processes (each as defined in the License Agreement); (ii) a non-exclusive, sub-licensable (solely in the License Field and License Territory (each as defined in the License Agreement)) royalty- bearing license to Materials (as defined in the License Agreement) and to make, have made, use, have used, Materials for only the purpose of creating Products, the transfer of Products and to use, have used and transfer Processes; (iii) the right to grant sublicenses subject to and in accordance with the terms of the License Agreement, and (iv) the nonexclusive right to use Technological Information (as defined in the License Agreement) disclosed by MGH to the Company under the License Agreement, all subject to and in accordance with the License Agreement.

Pursuant to the IAR Agreement, we retained the right to use any and all know-how relating to “encapsulation technology” then utilized at the Athens Facility in order to develop and/or manufacture any products covered by patents or patent applications owned or controlled by VI and know-how related thereto, including know-how regarding the use of CXCL12 and all intellectual property rights related thereto.

Trademarks

The table below sets forth information about our two trademarks:

Trademark:	Serial No:	Status:	Owner:	Issue Date:	Filing Date:	Published for Opposition:	Goods and Services:
VICAPSYN	87608595	731 - Second Extension - Granted	Vicapsys, Inc.	4/10/2019	9/14/2017	2/23/2018	Cells for medical or clinical use, namely, implantable and insulin producing pancreatic cells
VYBRIN	87657573	First Extension - Granted 7/15/2019	Vicapsys, Inc.		10/24/2017	7/31/2018	Pharmaceutical preparations, namely, liquid compositions for application to human tissue for reducing fibrosis, scarring and keloid formation for use by medical professionals, namely, surgeons

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products, including biological products. Some jurisdictions outside of the United States also regulate the pricing of such products. The processes for obtaining marketing approvals in the United States and in other countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Licensure and Regulation of Biologics in the United States

In the United States, our product candidates are regulated as biological products, or biologics, under the Public Health Service Act or PHSA, and the Federal Food, Drug, and Cosmetic Act, or FDCA, and their implementing regulations. The failure to comply with the applicable U.S. requirements at any time during the product development process, including nonclinical testing, clinical testing, the approval process or post-approval process, may subject an applicant to delays in the conduct of a study, regulatory review and approval, and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical testing, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, untitled or warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, and civil or criminal investigations and penalties brought by the FDA or the Department of Justice, or DOJ, or other governmental entities. An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

●	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
●	submission to the FDA of an Investigational New Drug, or IND, application for human clinical testing, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated, or by a central IRB if appropriate;
●	performance of adequate and well-controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with the FDA’s Good Clinical Practice, or GCP, regulations;
●	preparation and submission to the FDA of a Biologics License Application, or BLA, for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product and proposed labeling;

●	review of the product by an FDA advisory committee, where appropriate or if applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity, and, if applicable, the FDA’s current good tissue practice, or CGTP, for the use of human cellular and tissue products;
●	satisfactory completion of any FDA audits of the nonclinical study and clinical trial sites to assure compliance with GLPs and GCPs, respectively, and the integrity of clinical data in support of the BLA;
●	payment of user fees and securing FDA approval of the BLA;
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, adverse event reporting, and compliance with any post-approval studies required by the FDA; and
●	Preclinical Studies and Investigational New Drug Application.

Before testing any biologic product candidate in humans, including a gene therapy product candidate, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animals. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA imposes a clinical hold based on concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects would be exposed to unreasonable and significant health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin.

As a result, submission of the IND may result in the FDA not allowing the trials to commence or allowing the trial to commence on the terms originally specified by the sponsor in the IND. If the FDA raises concerns or questions either during this initial 30-day period, or at any time during the conduct of the IND study, including safety concerns or concerns due to non-compliance, it may impose a partial or complete clinical hold. This order issued by the FDA would delay either a proposed clinical study or cause suspension of an ongoing study, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed or recommence but only under terms authorized by the FDA. This could cause significant delays or difficulties in completing planned clinical studies in a timely manner.

Human Clinical Trials in Support of a BLA

Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients with the disease to be treated under the supervision of a qualified principal investigator in accordance with GCP requirements. Clinical trials are conducted under study protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and subsequent protocol amendments must be submitted to the FDA as part of the IND.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a non-U.S. clinical trial is not conducted under an IND, the sponsor may submit data from a well-designed and well-conducted clinical trial to the FDA in support of the BLA so long as the clinical trial is conducted in compliance with GCP and the FDA is able to validate the data from the study through an onsite inspection if the FDA deems it necessary.

Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, subject informed consent, ethical factors, and the safety of human subjects. An IRB must operate in compliance with FDA regulations. The FDA or the clinical trial sponsor may suspend or terminate a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements or the subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Clinical testing also must satisfy extensive GCP rules and the requirements for informed consent. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group may recommend continuation of the study as planned, changes in study conduct, or cessation of the study at designated check points based on access to certain data from the study. Finally, research activities involving infectious agents, hazardous chemicals, recombinant DNA, and genetically altered organisms and agents may be subject to review and approval of an Institutional Biosafety Committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at that institution established under the National Institutes of Health, or NIH, Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. The IBC assess the safety of the research and identifies any potential risk to public health or the environment.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may be required after approval.

●	Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion, and pharmacodynamics in healthy humans or, on occasion, in patients, such as cancer patients.

●	Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and costlier Phase 3 clinical trials.

●	Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage and gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling.

Progress reports detailing the results, if known, of the clinical trials must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators within 15 calendar days after determining that the information qualifies for reporting. IND safety reports are required for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk to humans exposed to the drug, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Additionally, a sponsor must notify FDA within 7 calendar days after receiving information concerning any unexpected fatal or life-threatening suspected adverse reaction.

In some cases, the FDA may approve a BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

Compliance with cGMP and CGTP Requirements

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined.

For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with CGTP. These requirements are found in FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the CGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission, and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies for products intended for the U.S. market, and with analogous health regulatory agencies for products intended for other markets globally. Both U.S. and non-U.S. manufacturing establishments must register and provide additional information to the FDA and/or other health regulatory agencies upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether U.S. or non-U.S., is deemed misbranded under the FDCA, and could be affected by similar as well as additional compliance issues in other jurisdictions. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA or other governing health regulatory agency may lead to a product being deemed to be adulterated.

Review and Approval of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting a license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee.

The FDA has 60 days after submission of the application to conduct an initial review to determine whether it is sufficient to accept for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission has been accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or the PDUFA, the FDA has ten months in which to complete its initial review of a standard application and respond to the applicant, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may often be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the applicant otherwise provides through the submission of a major amendment additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure, and potent and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure, and potent. On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of nonclinical study and clinical trial sites to assure compliance with GLPs and GCPs, respectively, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the application is not approved, the FDA will issue a complete response letter, which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA. Such resubmissions are classified under PDUFA as either Class 1 or Class 2. The classification of a resubmission is based on the information submitted by an applicant in response to an action letter. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has two months to review a Class 1 resubmission and six months to review a Class 2 resubmission. The FDA will not approve an application until issues identified in the complete response letter have been addressed. Alternatively, sponsors that receive a complete response letter may either withdraw the application or request a hearing.

The FDA may also refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. In particular, the FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates, and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

If the FDA approves a new product, it may limit the approved indications for use of the product. It may also require that contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including Phase 4 clinical trials, to further assess the product’s safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, specific or special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, and priority review designation. Our product candidates do not currently qualify under any of the foregoing programs which are also described below.

Specifically, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process, or if the designated drug development program is no longer being pursued.

Second, FDA has a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting adverse reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval. Our product candidates do not currently qualify for accelerated approval by the FDA which is also described below.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally could support accelerated approval where a study demonstrates a relatively short-term clinical benefit in a chronic disease setting in which assessing durability of the clinical benefit is essential for traditional approval, but the short-term benefit is considered reasonably likely to predict long-term benefit.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

Post-Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA has imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency, and effectiveness of pharmaceutical products.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences of a failure to comply with regulatory requirements include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	fines, untitled or warning letters or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

●	product seizure or detention, or refusal to permit the import or export of products; or

●	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of licensed and approved products that are placed on the market. Pharmaceutical products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Orphan Drug Designation

Orphan drug designation in the United States is designed to encourage sponsors to develop products intended for rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the biologic for the disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation qualifies a company for tax credits and market exclusivity for seven years following the date of the product’s marketing approval if granted by the FDA. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. A product becomes an orphan when it receives orphan drug designation from the Office of Orphan Products Development, or OOPD, at the FDA based on acceptable confidential requests made under the regulatory provisions. The product must then go through the review and approval process for commercial distribution like any other product.

A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain orphan drug designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first drug. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated. The FDA may approve a second application for the same product for a different use or a second application for a clinically superior version of the product for the same use. The FDA cannot, however, approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor or the sponsor is unable to provide sufficient quantities.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, as amended, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

Patent Term Restoration and Extension

A patent claiming a new biologic product may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Amendments, which permits a patent restoration of up to five years for patent term lost during product development and FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of an IND and the submission date of a marketing application, plus the time between the submission date of the marketing application and the ultimate approval date, less any time the applicant failed to act with due diligence. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable health regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union, or EU, generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the European Medicines Agency, or EMA, or the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by the EMA or these authorities before the product can be marketed and sold in the EU.

Clinical Trial Approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Commission Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the EU has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of an EU member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific study site after the ethics committee has issued a favorable opinion. The CTA must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Commission Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation (EU) No 536/2014 is expected to become applicable in 2019. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications.

Marketing Authorization

To obtain a marketing authorization for a product under the EU regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by competent authorities in EU Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, an applicant must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

Specifically, the grant of marketing authorization in the European Union for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation (EC) No 1394/2007 on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation (EC) No 1394/2007 lays down specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products, and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to EMA which provides an opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization in light of the opinion delivered by EMA.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

Regulatory Data Protection in the European Union

In the European Union, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During the additional two-year period of market exclusivity, a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals

A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the drug on the EU market (in the case of the centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid.

Regulatory Requirements after Marketing Authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the EU’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the EU, which mandate the methods, facilities, and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. Finally, the marketing and promotion of authorized products, including advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union under Directive 2001/83/EC, as amended.

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (i) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (ii) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance, and the ability to apply for a centralized EU marketing authorization. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the European Commission nor the member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity.

For other markets in which we might in future seek to obtain marketing approval for the commercialization of products, there are other health regulatory regimes for seeking approval, and we would need to ensure ongoing compliance with applicable health regulatory procedures and standards, as well as other governing laws and regulations for each applicable jurisdiction.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may seek regulatory approval by the FDA or other government authorities. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use any product candidates we may develop unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such product candidates. Even if any product candidates we may develop are approved, sales of such product candidates will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers, and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such product candidates. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover any product candidates we may develop could reduce physician utilization of such product candidates once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The containment of healthcare costs also has become a priority of various federal, state and/or local governments, as well as other payors, within the U.S. and in other countries globally, and the prices of pharmaceuticals have been a focus in these efforts. Governments and other payors have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the United States, ensuring adequate coverage and payment for any product candidates we may develop will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of any product candidates we may develop to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments, or HTAs) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. E.U. member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union Member States, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

●	the federal civil and criminal false claims laws, including the civil U.S. False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious, or fraudulent or knowingly making, using, or causing to be made or used a false record or statement to avoid, decrease, or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act;

●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, (collectively “HIPAA”) which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program (including private payors) or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services;

●	HIPAA, which impose obligations with respect to safeguarding the privacy, security, and transmission of individually identifiable information that constitutes protected health information, including mandatory contractual terms and restrictions on the use and/or disclosure of such information without proper authorization;

●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the U.S. Patient Protection and Affordable Care Act, as amended by the U.S. Health Care and Education Reconciliation Act, collectively the Affordable Care Act or ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, and requires certain manufacturers and applicable group purchasing organizations to report ownership and investment interests held by physicians or their immediate family members;

●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

●	The Foreign Corrupt Practices Act, or FCPA, prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and

●	analogous laws and regulations in other national jurisdictions and states, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some state and other laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring pharmaceutical manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and other laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the ACA of importance to our potential product candidates are:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

●	expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

●	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;

●	expanded the types of entities eligible for the 340B drug discount program;

●	established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable products to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient products to be covered under Medicare Part D;

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

●	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription product spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several l providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, Congressional, and Executive challenges. In 2012, the U.S. Supreme Court upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly the requirement that all individuals maintain health insurance coverage or pay a penalty, referred to as the “individual mandate.” Though Congress has not passed repeal legislation to date, the 2017 Tax Reform Act included a provision which repealed the individual mandate effective January 1, 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business.

On January 20, 2017, United States President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. A second Executive Order signed in 2017 terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Congress continues to consider subsequent legislation to replace elements of the Affordable Care Act or to repeal it entirely. It is unclear whether new legislation modifying the Affordable Care Act will be enacted, and, if so, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. We plan to continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement may have on our business.

Further, the Centers for Medicare & Medicaid Services, or CMS, recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre-authorization (PA) and step therapy (ST) for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while a definition of “price concession” in the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business.

There has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly active in enacting legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Beyond challenges to the ACA, other legislative measures have also been enacted that may impose additional pricing and product development pressures on our business. For example, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy. We expect that additional foreign, federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

There have been, and likely will continue to be, legislative and regulatory proposals at the national level in the U.S. and other jurisdictions globally, as well as at some regional, state and/or local levels within the U.S. or other jurisdictions, directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

Additional Regulation

In addition to the foregoing, state, and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act, and the Toxic Substances Control Act, affect our business. These and other laws govern the use, handling, and disposal of various biologic, chemical, and radioactive substances used in, and wastes generated by, operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. Equivalent laws have been adopted in third countries that impose similar obligations.

Employees

As of the date of this report, we have the equivalent of three employees, one of whom was a full-time employee. None of our employees are represented by a labor union, and none of our employees has entered into a collective bargaining agreement with us. We consider our employee relations to be good.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our mailing address is 7778 Mcginnis Ferry Rd., Ste 270, Suwanee, GA 30024, but we currently do not maintain a corporate office. Our telephone number is (972) 891-8033.

ITEM 3. LEGAL PROCEEDINGS.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market

Our common stock is quoted on the OTC Pink Sheets under the symbol “VICP” and there is no established public trading market for the class of common equity.

The following table includes the high and low bids for our common stock for the fiscal years ended December 31, 2020 and 2019.

Period Fiscal Year 2020	High	Low
First Quarter (January 1, 2020 – March 31, 2020)	$2.50	$1.50
Second Quarter (April 1, 2020 – June 30, 2020)	$2.50	$2.50
Third Quarter (July 1, 2020 – September 30, 2020)	$2.50	$0.10
Fourth Quarter (October 1, 2020 – December 31, 2020)	$2.15	$1.5

Period Fiscal Year 2019	High	Low
First Quarter (January 1, 2019 – March 31, 2019)	$2.75	$2.41
Second Quarter (April 1, 2019 – June 30, 2019)	$3.35	$2.41
Third Quarter (July 1, 2019 – September 30, 2019)	$3.35	$3.35
Fourth Quarter (October 1, 2019 – December 31, 2019)	$3.35	$1.5

Holders

As of December 31, 2020, there are 17,483,293 shares of common stock outstanding, held by 275 record holders of our common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the current intention of management to utilize all available funds for the development of our business.

Securities authorized for issuance under equity compensation plans

None.

Transfer Agent and Registrar

Our Transfer Agent is Issuer Direct Corporation located at One Glenwood Avenue, Suite 1001, Raleigh, NC 27603

Recent Sales Of Unregistered Securities

The table set forth below reflects discloses all unregistered shares issued by the Company during each of the last two fiscal years, including any sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. There were no sales of securities during the year ended December 31, 2020.

Date of Transaction	Transaction type	Number of shares issued	Class of Securities	Were the shares issued at a discount	Individual/Entity shares were issued to	Reasons for issuance

5/21/2019	New	540,000	Common	Yes	Power of K L.P.	Purchased
5/21/2019	New	1,200,000	Common	Yes	YPH, LLC	Purchased
5/21/2019	New	260,000	Common	Yes	Bradley Hickman	Purchased
6/28/2019	New	100,000	Common	Yes	Elliott Bibi	Purchased
6/27/2019	New	180,000	Common	Yes	Alliance Funds	Purchased
7/11/2019	New	100,000	Common	Yes	Isaac Franco	Purchased
9/9/2019	New	1,000,000	Common	Yes	Bonderman Family Limited Partnership	Purchased
9/9/2019	New	600,000	Common	Yes	ADEC Private Equity Investments LP	Purchased
11/13/2019	New	27,027	Common	Yes	Arinusa SA DE CV	Dividend
11/13/2019	New	108,108	Common	Yes	Grupo Alvuri SA DE CV	Dividend
11/13/2019	New	54,054	Common	Yes	Vidcas SA DE CV	Dividend
11/13/2019	New	81,081	Common	Yes	Corporativo Omarod SA DE CV	Dividend
12/20/2019	New	3,582,880	Common	Yes	Massachusetts General Hospital	License Agreement

The securities referend above were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. All proceeds received in exchange for issuance of these shares were used for general corporate working capital.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements of our Company and notes thereto included elsewhere in this report.

Forward Looking Statements

The following information specifies certain forward-looking statements of the management of our Company. Forward- looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as may, shall, could, expect, estimate, anticipate, predict, probable, possible, should, continue, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information statement have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

All forward-looking statements in this Form 10-K are based on information available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.

Business Overview

The Company serves as the holding company for ViCapsys, Inc., a Florida corporation incorporated on April 19, 2013 (“ViCapsys” or “VI”), which became a wholly-owned subsidiary of the Company on December 22, 2017 pursuant to the Share Exchange Agreement. Other than its interests in ViCapsys, VLS does not have any material assets or operations.

Our strategy is to develop and commercialize, on a worldwide basis, various intellectual property rights (patents, patent applications, know how, etc.) relating to a series of encapsulated product candidates that incorporate proprietary derivatives of the chemokine CXCL12 for creating a zone of immunoprotection around cells, tissues, organs and devices for therapeutic purposes. The product name VICAPSYN™ is the Company’s line of proprietary product candidates that is applied to transplantation therapies and related stem-cell applications in the transplantation field. The lead product candidate embodiment in transplantation therapy to treat Type 1 Diabetes (T1D) is an encapsulated human islet cell cluster that is intended to restore normal glucose control when implanted into the peritoneal cavity of a patient. During the research and development process in transplantation, the Company and its related academic researchers had a novel and unexpected finding. The transplanted islet clusters were absolutely free of any signs of fibrotic encapsulation. This anti-fibrotic effect was reconfirmed in additional research studies and the Company has now moved into the development of another product candidate line based on CXCL12 with the trade name of VYBRIN™. The clinical applications of VYBRIN™ are being explored in several areas including (1) prevention of post-surgical adhesions in abdominal surgery, (2) coating of implantable medical devices and other implants to eliminate fibrosis and (3) wound healing with a focus on diabetic ulcers.

Results of Operations

The Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues

The Company did not have any revenues for the years ended December 31, 2020 and 2019.

Expenses

Operating expenses consist of personnel costs, research and development expenses, professional fees, travel expenses and general and administrative expenses. Our total operating expenses for the year ended December 31, 2020, were $765,844 compared to $1,033,909 for the year ended December 31, 2019. The decrease in operating expenses was primarily due to the negative impact of COVID-19, which hindered the Company’s ability to raise the additional capital necessary to maintain operations and continue research and development activities. The decreases were comprised of a decrease in personnel costs of $120,080, professional fees of $144,028 and a decrease in general and administrative expenses of $7,154 in 2020 from 2019 and an increase in research and development expenses to a related party of $3,197.

As a result of the foregoing, the Company had a net loss of $765,844 for the year ended December 31, 2020, compared to a net loss of $1,409,696 for the year ended December 31, 2019.

Liquidity and Capital Resources

The Company is not currently generating revenues. At December 31, 2020, we had $1,269 cash on hand and an accumulated deficit of $13,892,754.

From January 1, 2021 through August 31, 2021, the Company raised $385,000 from the sale of 1,540,000 shares of common stock at $0.25 per share. The Company sold the 400 shares of AEI preferred stock to a related party and received as part of the IAR agreement for $100,000.

However, we will require additional capital to meet our liquidity needs and do not believe that we have enough cash on hand to operate our business during the next 12 months. We anticipate we will need to raise an additional $1 million through the issuance of debt or equity securities to sustain base operations during the next 12 months, excluding development work. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholder. Debt financing, if available, may involve agreements that include conversion discounts or covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, or strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, products or therapeutic candidates or to grant licenses on terms that may not be favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern as well as our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities.

To date, we have financed our operations through our sale of equity and debt securities. Failure to generate revenue or to raise funds could cause us to go out of business, which would result in the complete loss of your investment.

We did not generate revenues from continuing operations for the year ended December 31, 2020, and no substantial revenues are anticipated until we have implemented our full plan of operations. To implement our strategy to grow and expand per our business plan, we intend to generate working capital via a private placement of equity or debt securities, or secure a loan. If we are unsuccessful in raising capital, we could be required to cease business operations and investors would lose all of their investment.

Additionally, we will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. Our management will have to spend additional time on policies and procedures to make sure our Company is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act. This additional corporate governance time required of management could limit the amount of time management has to implement our business plan and may impede the speed of our operations.

Cash Flows (in thousands)

	Year Ended December 31,
	2020	2019
	(in thousands)
Net Cash Used in Operating Activities- continuing operations	$(263)	$(837)
Net Cash Used in Operating Activities- discontinued operations	-	(133)
Net Cash Used in Operating Activities	(263)	(970)
Net Cash Provided by Financing Activities- continuing operations	-	971
Net Cash Provided by Financing Activities-discontinued operations	-	177
Net Cash Provided by Financing Activities	-	1,148
Net Increase (Decrease) in Cash	$(263)	$178

Operating Activities

For the year ended December 31, 2020, net cash used in operating activities from continuing operations was $262,897 which primarily consisted of our net loss from continuing operations of $765,844, adjusted for non-cash expenses of $31,424 of amortization and $14,781 of stock-based compensation expense. Net changes of $456,742 in operating assets and liabilities reduced the cash used in operating activities.

For the year ended December 31, 2019, net cash used in operating activities from continuing operations was $837,434, which consisted of our net loss from continuing operations of $1,033,909, adjusted for non-cash expenses of $149,948 including, $31,299 of amortization expenses, and $118,649 of stock-based compensation expenses and the increase in accounts payable and accrued expenses of $46,527.

Investing Activities

There were no investing activities from continuing operations for the years ended December 31, 2020, and 2019.

Financing Activities

There were no financing activities for the year ended December 31, 2020. For the year ended December 31, 2019, net cash provided by financing activities from continuing operations was $971,500. The net cash provided was related to of proceeds received from the sale of our common stock and warrants.

Off-Balance Sheet Arrangements

As of December 31, 2020, there were no off-balance sheet arrangements.

Critical Accounting Policies

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the consolidated accounts of VLS and its’ wholly owned subsidiary VI. All intercompany accounts and transactions have been eliminated in consolidation.

Emerging Growth Companies

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2020 and 2019 include useful life of property and equipment and intangible assets, valuation allowance for deferred tax asset and non-cash equity transactions and stock-based compensation.

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company held no cash equivalents as of December 31, 2020, and 2019. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

Intangible Assets

Costs for intangible assets are accounted for through the capitalization of those costs incurred in connection with developing or obtaining such assets. Capitalized costs are included in intangible assets in the consolidated balance sheets. The Company’s intangible assets consist of costs incurred in connection with securing an Exclusive Patent License Agreement with The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”), as amended (the “License Agreement”). These costs are being amortized over the term of the License Agreement which is based on the remaining life of the related patents being licensed.

Long-Lived Assets

The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. Management has reviewed the Company’s long-lived assets for the years ended December 31, 2020, and 2019, and no such impairments were identified.

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

The Company disposed of a component of its business pursuant to the IAR Agreement in May 2019, which met the definition of a discontinued operation. Accordingly, the operating results of the business transferred are reported as a loss from discontinued operations in the accompanying consolidated financial statements for the year ended December 31, 2019. For additional information, see Note 9- Discontinued Operations in the consolidated financial statements for the years ended December 31, 2020, and 2019.

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

The Company’s equity method investment consists of equity owned in Athens Encapsulation Inc (AEI) which was given to the Company as part of an investment and restructuring agreement. Therefore, as of December 31, 2019, the Company has no cost basis in the investment. During the year ended December 31, 2019, the Company’s proportionate share of net income was insignificant.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020 and 2019.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued liabilities, payables with related parties, approximate their fair values because of the short maturity of these instruments.

Revenue Recognition

Revenue recognition is accounted for under ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) and all the related amendments.

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

The Company’s contracts with customers are generally on a contract and work order basis and represent obligations that are satisfied at a point in time, as defined in the new guidance, generally upon delivery or has services are provided. Accordingly, revenue for each sale is recognized when the Company has completed its performance obligations. Any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. During the year ended December 31, 2019, the Company provided research and development services to a third party, completed the study and recognized revenue of $50,000 which is included in net loss of discontinued operations.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation,” which requires recognition in the financial statements of the cost of employee, non-emplyee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur, and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2020, and 2019, the Company recorded $102,180 and $98,984 of research and development expenses, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2020, and 2019, the Company’s dilutive securities are convertible into approximately 17,138,006 and 17,688,006 shares of common stock, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. The following table represents the classes of dilutive securities as of December 31, 2020, and 2019:

	December 31, 2020	December 31, 2019
Common stock to be issued	651,281	651,281
Convertible preferred stock	10,440,000	10,440,000
Stock options	1,900,000	2,450,000
Warrants to purchase common stock	4,146,725	4,146,725
	17,138,006	17,688,006

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Going Concern

The independent auditors’ reports on our financial statements for the years ended December 31, 2020 and 2019 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the consolidated financial statements filed herewith.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements and Financial Statement Schedules appearing on pages F1-F20 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Interim Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2020, disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets;
●	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2020, as described below.

We assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee: We do not have a functioning audit committee, resulting in lack of independent oversight in the establishment and monitoring of required internal controls and procedures.

We are committed to improving the internal controls and will (1) consider using third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing additional outside directors and audit committee members in the future.

We have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers.

Set forth below is the name, age, and positions held by our executive officers and directors:

Name	Age	Position(s) and Office(s) Held
Federico Pier	54	Interim Chief Executive Officer (Principal Executive Officer) and Executive Chairman of the Board of Directors
Jeffery Wright	38	Chief Financial Officer (Principal Financial and Accounting Officer)
Michael Yurkowsky	48	Director
John Potts	89	Director
Dorothy Jordan	64	Director

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified.

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Federico Pier – Interim Chief Executive Officer and Executive Chairman of the Board

Federico Pier was appointed to Board of Directors as its Executive Chairman in May 2019. He is the Managing Director of YPH, LLC, a multifamily office investing in Life Sciences, Energy, and Technology. Mr. Pier has more than 25 years of experience in reverse mergers, structured finance, convertible debt and straight equity. He has served as a Senior Director at Oppenheimer & Co. and Managing Director at Bear Stearns. He holds a Bachelors’ degree from the Un1versity of North Texas and an MBA from the Graduate School of Management at the University of Dallas.

Jeffery Wright - Chief Financial Officer

Jeffery Wright is a Certified Public Accountant who joined the Company in June 2019 as Controller. On February 1, 2020, he was promoted to Chief Financial Officer. Prior to joining Vicapsys Life Sciences, Mr. Wright served as the Controller and Chief Financial Officer for Medovex Corporation (MDVX), a publicly traded medical device company that was subsequently acquired by H-CYTE Inc. Prior to his career with Medovex Corp., Mr. Wright worked as an auditor at Ernst & Young within the Assurance Services division, where he managed audits of large ($2 billion to $10 billion annual revenue) publicly-traded companies. Prior to his career in public accounting, Mr. Wright worked as a trading analyst in the retirement trust services department at Reliance Trust Company, managing the institutional trading desk to settle mutual fund transactions with the National Securities Clearing Corporation. Mr. Wright holds Master of Professional Accountancy and Bachelor of Business Administration degrees from the Georgia State University Robinson College of Business and is a member of the Georgia Society of Certified Public Accountants.

Michael Yurkowsky – Director

Michael Yurkowsky has been serving as a member of the Board of Directors of the Company since May 21, 2019. Mr. Yurkowsky has over 25 years of experience in different areas of the Financial markets. He spent the first 10 years as a broker with several national Broker Dealers. He also served as a licensed investment banker. From 2003 to 2010 he started and managed his own Hedge Fund specializing in Debt Arbitrage. In 2012, he opened his own Family office, YP Holdings LLC, which has invested in over 50 private companies and participated in over 100 public company financing transactions. Mr. Yurkowsky is currently CEO of Immuni-T Inc., a clinical stage biotech firm. Mr. Yurkowsky serves on multiple public and private Boards and been involved in several M&A transactions as well and three Reverse Mergers.

John Potts, M.D. – Director

Dr. Potts served as the Jackson Distinguished Professor of Clinical Medicine at Harvard Medical School, Chairman of the Dept. of Medicine and Physician-in-Chief from 1981-1996 and Director of Research from 1995-2004. His career spans more than 50 years of distinguished service in science and medicine. The author to more than 500 scientific publications, he has been elected to the National Academy of Sciences, the Institute of Medicine and the American Academy of Arts and Sciences. Dr. Potts served as a member of the board of directors for many companies including Genentech, BioSante and Cell Genesys, and has served as a member of the advisory boards for MPM Capital and Radius Health.

Dorothy Jordan – Director

Dr. Dorothy Jordan graduated with a BS in Nursing from East Stroudsburg University, a Masters in Child Health from Emory University, a Post-Masters Certificate in Psychiatric Mental Health from Georgia State University, and a Doctor of Nursing Practice from the University of Tennessee Health Science Center. Dr. Jordan served for many years on the Juvenile Diabetes Research Foundation board and the Camp Kudzu board. She currently serves on the advisory board of the Emory University Winship Cancer Institute and the Emory University Child and Adolescent Mood Program.

Family Relationships

None

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our Board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our Board. Because we do not have any independent directors, our Board believes that the establishment of committees of our Board would not provide any benefits to our Company and could be considered more form than substance.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

As with most small, early stage companies until such time as our Company further develops our business, achieves a revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board to include one or more independent directors, we intend to establish an audit committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our Board.

Code of Ethics

Due to our limited size, we have not yet adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to adopt a written code of business conduct and ethics in the near future.

Director Independence

None of the members of our Board of Directors qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

In performing the functions of the audit committee, our board oversees our accounting and financial reporting process. In this function, our board performs several functions. Our board, among other duties, evaluates and assesses the qualifications of the Company’s independent auditors; determines whether to retain or terminate the existing independent auditors; meets with the independent auditors and financial management of the Company to review the scope of the proposed audit and audit procedures on an annual basis; reviews and approves the retention of independent auditors for any non-audit services; reviews the independence of the independent auditors; reviews with the independent auditors and with the Company’s financial accounting personnel the adequacy and effectiveness of accounting and financial controls and considers recommendations for improvement of such controls; reviews the financial statements to be included in our annual and quarterly reports filed with the Securities and Exchange Commission; and discusses with the Company’s management and the independent auditors the results of the annual audit and the results of our quarterly financial statements.

Our board as a whole will consider executive officer compensation, and our entire board participates in the consideration of director compensation. Our board as a whole oversees our compensation policies, plans and programs, reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers, if any, and administers our equity incentive and stock option plans, if any.

Each of our directors participates in the consideration of director nominees. In addition to nominees recommended by directors, our board will consider nominees recommended by shareholders if submitted in writing to our secretary. Our board believes that any candidate for director, whether recommended by shareholders or by the board, should be considered on the basis of all factors relevant to our needs and the credentials of the candidate at the time the candidate is proposed. Such factors include relevant business and industry experience and demonstrated character and judgment.

Limitation on Liability and Indemnification of Officers and Directors

Our Amended and Restated Bylaws provide that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions are necessary to attract and retain talented and experienced officers and directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. Based solely on its review of the forms it received, or written representations from reporting persons, the Company believes that all of its directors, executive officers and greater than 10% beneficial owners complied with all such filing requirements during 2020.

ITEM 11. EXECUTIVE COMPENSATION

2020 Summary Compensation Table

The following table sets forth information regarding compensation earned in or with respect to our fiscal years 2020, and 2019:

(i)	our principal executive officer or other individual serving in a similar capacity during the fiscal year 2020, and 2019

(ii)	our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2020, and 2019 whose compensation exceed $100,000; and

(iii)	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2020. Compensation information is shown for the fiscal years ended December 31, 2020, and 2019:

Name	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Frances Toneguzzo	2020	$172,354	$-	$-	$172,354
(Former Chief Executive Officer) (1)	2019	$159,716	$-	$-	$159,716

Federico Pier	2020	$-	$-	$-	$-
(Interim Chief Executive Officer) (2)	2019	$-	$-	$-	$-

Jeffrey Wright	2020	$60,000	$-	$-	$60,000
Chief Financial Officer	2019	$30,000	$-	$-	$30,000

Stephen McCormack, Ph.D.	2020	$-	$-	$-	$-
Former Chief Executive Officer (3)	2019	$75,000 (4)	$-	$-	$75,000

Charles Farrahar	2020	$7,500	$-	$-	$7,500
Former Chief Financial Officer (5)	2019	$96,250 (6)	$-	$-	$96,250

(1)	Ms. Toneguzzo served as the Chief Executive Officer of the Company from June 3, 2019, until her resignation in August 2020.

(2)	In August 2020, Mr. Pier assumed the role of Interim Chief Executive Officer of the Company. Mr. Pier receives $7,500 per month in his role of Executive Chairman of the Board of Directors of the Company, and did not receive any additional compensation for his role as Interim CEO.

(3)	Mr. McCormack served as the Chief Executive Officer of the Company from June 1, 2016 until the closing date of the Investment and Restructuring Agreement on May 21, 2019.

(4)	This amount was not paid by the Company and was transferred to Athens Encapsulation, Inc. (“AEI”) in connection with the IAR Agreement. As such, it is no longer an outstanding obligation of the Company.

(5)	Mr. Farrahar served as the Chief Financial Officer of the Company from January 21, 2015 to February 4, 2020.

(6)	For 2019, $43,750 was not paid and that amount was transferred to AEI in connection with the IAR Agreement.

Narrative Disclosure to Summary Compensation Table

Except as otherwise described below, there are no compensatory plans or arrangements, including payments to be received from the Company with respect to any named executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or our subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at 2020 Fiscal Year-End

2020 Option Grants

The following table summarizes activities related to stock options of the Company for the years ended December 31, 2020, and 2019:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2019	2,450,000	$0.83	8.33	$-
Forfeited	(550,000)	$0.25	-	$-
Outstanding at December 31, 2020	1,900,000	$0.66	6.83	$-
Exercisable at December 31, 2020	1,850,000	$0.68	6.79	$-

Pursuant to IAR Agreement disclosed in Note 3 to the audited consolidated financial statements included herein, all vested stock options to employees on the Effective Date were cancelled and one former director’s vested options were reduced from 1,440,000 to 600,000 shares.

Pursuant to the 2019 stock option grant agreements, 600,000 options vested immediately on the date of grant. The remaining options vest ratably over three years. The Company recorded stock compensation expense of $14,781 and $118,649 during the years ended December 31, 2020, and 2019, respectively, on the vested options. As of December 31, 2020, $6,490 of stock compensation expense remains unrecognized and will be expensed over a weighted average period of 1.50 years on the date of the grant, the Company determined the fair value of the options using a closed-form Black-Scholes pricing model and the following assumptions:

Expected dividends	-0-
Expected volatility	94%
Expected term	6 years
Risk free interest	1.91%

2020 Warrant Issuances

The following table summarizes activities related to warrants of the Company for the years ended December 31, 2020, and 2019:

	Number of Warrants	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)
Outstanding at January 1, 2019	86,725	1.85	2.29
Granted	4,060,000	$0.50	3.0
Outstanding and exercisable at December 31, 2019	4,146,725	$0.53	2.76
Outstanding and exercisable at December 31, 2020	4,146,725	$0.53	1.76

During the period ended December 31, 2019, the Company issued 4,060,000 warrants to purchase shares of common stock in conjunction with a private placement. Of these warrants, 3,980,000 were issued to purchasers of common stock in the private placement as disclosed above. The remaining 80,000 of warrants were issued as consideration for stock issuance costs incurring related to the private placement disclosed above. The fair value of the warrants was estimated to be approximately $5,300 which was recorded as reduction of the proceeds received in the private placement.

The fair value of warrants as of the issue date was based upon the following assumptions:

Expected dividends	-0-
Expected volatility	90.84%
Expected term	3 years
Risk free interest	2.2%

The Company did not issue any warrants in 2020.

Outstanding Equity Awards At 2020 Fiscal Year-End

The following table presents information concerning unexercised options and unvested restricted stock awards for the named executive officer outstanding as of December 31, 2020.

	Option Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Federico Pier	6/14/19	250,000	-	-	$0.25	6/14/29

Executive Officer Compensation - Employment Agreements

At this time, we do not have any written employment agreement or other formal compensation agreements with our officers and directors. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

Director Compensation

Mr. Federico Pier was named Executive Chairman of the Board of Directors in May 2019. For the years ended December 31, 2020, and 2019, the Company recorded expenses of $90,000 and $60,000 for these services. Mr. Pier also received a stock option on June 14, 2019, to purchase 250,000 shares of common stock at an exercise price of $0.25 per shares, expiring June 14, 2029. As of December 31, 2020, Mr. Pier is owed $75,000 of accrued and unpaid director fees, and such amount is included in accounts payable, related parties on the consolidated balance sheet.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 10, 2021 for:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership of our common stock is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of the date of this prospectus. Except as indicated by footnote, and subject to applicable community property laws, we believe the persons identified in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

In the following table, percentage ownership prior to this offering is based on 29,462,283 shares of our common stock. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of voting securities subject to options or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of September 10, 2021. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each of the following persons is c/o Vicapsys Life Sciences, Inc., 7778 Mcginnis Ferry Rd. #270, Suwanee, GA 30024. Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Title:	Class of Security	Amount of beneficial ownership	Percent of Class (1)
Executive Officers and Directors:

Jeffery Wright, Chief Financial Officer	Common Stock	0	0%

Name and Title:	Class of Security	Amount of beneficial ownership	Percent of Class (1)

Federico Pier	Common Stock (3)	855,785	2.9%
Executive Chairman of the Board of Directors

Michael Yurkowsky, Director	Common Stock (4)	5,104,781	16.6%

John Potts, Director	Common Stock	225,000	0.8%

Dorothy Jordan, Director	Common Stock	112,500	0.4%

All Executive Officers and Directors (5 persons)	Common Stock (2,3,4)	6,298,066	20.4%

More than 5% Beneficial Owners:

Bonderman Family Limited Partnership (5)	Common Stock (6)	6,800,000	22.3%

ADEC Private Equity Investments LLC (7)	Common Stock (8)	3,600,000	12.0%

Steve Gorlin	Common Stock	2,112,850	7.2%

Massachusetts General Hospital (9)	Common Stock	3,582,880	12.2%

YPH LLC (10)	Common Stock (11)	3.320,000	10.8%

*Less than 1%.

(1)	Based on 30,114,566 (includes common stock to be issued of 12,631,283) shares of common stock outstanding as of September 10, 2021.
(2)	Includes 250,000 shares of common stock issuable upon the exercise of vested options and options which shall vest within 60 days from the date hereof.
(3)	Includes 250,000 shares of common stock issuable upon the exercise of vested options.
(4)	Includes 589,138 shares of common stock owned by YP Holdings, LLC (“YP”), 1,200,000 shares of common stock and 2,120,000 shares of common stock issuable upon the exercise of warrants owned by YPH, LLC (“YPH”), and 1,188,043 shares of common stock owned by Ypsilon Biotech 2, LLC (“Ypsilon”). YP, YPH and Ypsilon are all entities controlled by Mr. Yurkowsky.
(5)	Leonard Potter has voting and dispositive control over the Bonderman Family Limited Partnership. The address of the Bonderman Family Limited Partnership is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(6)	Includes 1,000,000 shares of common stock issuable upon the exercise of warrants.
(7)	E. Burke Ross has voting and dispositive control over the ADEC Private Equity Investments, LLC.
(8)	Includes 600,000 shares of common stock issuable upon the exercise of warrants.
(9)	Emile Braun has voting control and dispositive control over Massachusetts General Hospital.
(10)	Michael Yurkowsky has voting and dispositive control over YPH LLC.
(11)	Includes 1,200,000 shares of common stock issuable upon the exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SEC regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets at year-end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee of the company, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

In addition to the executive officer and director compensation arrangements discussed in “Executive Compensation,” the following is a description of all related person transactions that occurred during the period from January 1, 2019, through December 31, 2020, and any currently proposed transaction (the “Reporting Period”).

Consulting Agreements

On June 21, 2019, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mark Poznansky, MD, (the “Consultant”) a stockholder and former Director of the Company. The Company engaged the Consultant to render consulting services with respect to informing, guiding and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Consulting Agreement is for one year (the “Initial Term”) and the Company agreed to pay the Consultant $3,000 per month commencing June 1, 2019, with the fee increasing to $6,000 per month commencing on the 1st day of the month following the completion of a $5 million in fundraising by the Company. After the Initial Term, the Consulting Agreement automatically renews for additional one-year periods, unless the Company terminates the Consulting Agreement, upon not less than thirty (30) days- notice. The Company incurred expenses of $18,000 and $21,000 for the years ended December 31, 2020, and 2019, related to the Consulting Agreement which is included in professional fees on the consolidated statement of operations. As of December 31, 2020, $9,000 of accrued and unpaid fees are included in accounts payable, related parties on the consolidated balance sheets. There was no amount due as of December 31, 2019.

Further, the Company incurred $67,500 and $130,000 of consulting expenses to shareholders of the Company during the years ended December 31, 2020, and 2019, respectively, which is included in professional fees on the consolidated statement of operations. Of these amounts $85,000 and $22,500 are unpaid fees and are included in accounts payable, related parties, on the consolidated balance sheets for the years ended December 31, 2020, and 2019, respectively.

MGH License Agreement

On May 8, 2013, ViCapsys and The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”) entered into a License Agreement as amended. As partial consideration upon execution of the License Agreement with MGH, the Company issued 3,000,000 shares of common stock to MGH with an estimated value of $200 which was capitalized as an intangible asset. Due to MGH’s current beneficial ownership of 20.5% of the Company’s common stock, the License Agreement is deemed to be a related party transaction. The Company incurred expenses to MGH of $102,180 and $98,983 for the years ended December 31, 2020, and 2019, respectively. As of December 31, 2020, there have not been any sales of product or process under this License Agreement. See “Item 1. Business; MGH License Agreement.”

Activity and Transactions Related to the Investment and Restructuring Agreement

In April 2019, the Company’s board of directors approved the IAR Agreement whereby the Company, in effect transferred a segment of their business and the related assets and liabilities to AEI, a related party. The transaction was completed on May 21, 2019. Details regarding certain of the assets and liabilities disposed of during the year ended December 31, 2019, are presented below.

Payable, Related Party

The Company receives advances, on an as needed basis, from an entity related through common ownership. Further, the Company’s former Chief Financial Officer (the “former CFO)” is also the CFO of the related entity and a member of the Company’s board is the CEO of the related entity. These advances bore no interest and had no specific repayment terms. A summary of the activity for Payable to related party for the period from January 1, 2019 to the execution of the IAR Agreement is as follows:

December 31, 2019
Beginning Balance	$189,922
Advances	-
Repayments of advances	-
Transferred to AEI	(189,922)
Ending Balance	$-

Accrued Salaries, Related Parties

A summary of accrued salaries to the Company’s former CEO and former CFO for the period from January 1, 2019 to the execution of the IAR Agreement is as follows:

	CEO	CFO	Total
December 31, 2018, balance	$175,000	$102,083	$277,083
Accrued salaries	75,000	43,750	118,750
Transferred to AEI	(250,000)	(145,833)	(395,833)
December 31, 2019, balance	$-	$-	$-

Advances payable, related parties

The Company’s former CEO, former CFO and a shareholder of the Company had made advances to the Company on an as needed basis. These advances bore no interest and had no specific repayment terms.

A summary of the activity related to these advances for the period from January 1, 2019 to the execution of the IAR Agreement is as follows.

December 31, 2019
Beginning Balance	$176,492
Advances	183,700
Repayments of advances	(7,100)
Transferred to AEI	(353,092)
December 31, 2019, balance	$-

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services billed or to be billed by D. Brooks and Associates, CPAs, for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2020, and December 31, 2019, as well as fees billed for other services rendered by D. Brooks and Associates, CPAs during those periods.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit Fees(1)	$35,000	$39,069
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$35,000	$39,069

(1)	Audit Fees are fees paid for professional services rendered for the audit of the Company’s annual consolidated financial statements and reviews of the Company’s interim unaudited condensed consolidated financial statements.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements

		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 to F-21 of this annual report on Form 10-K

	2.	Financial Statement Schedules

		All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No.:	Description:
2.1*	Investment and Restructuring Agreement, dated April 11, 2019, by and among ViCapsys Life Sciences, Inc., ViCapsys, Inc, YPH, LLC, Stephen McCormack, Steve Gorlin, Charles Farrahar, Athens Encapsulation Inc., and the Additional Investors.
3.1*	Articles of Incorporation of the Registrant filed on July 8, 1997
3.2*	Articles of Amendment to the Articles of Incorporation of the Registrant, dated August 19, 1998
3.3*	Articles of Amendment to the Articles of Incorporation of the Registrant, dated March 18, 1999
3.4*	Articles of Amendment to the Articles of Incorporation of the Registrant, dated November 13, 2007
3.5*	Articles of Amendment to the Articles of Incorporation of the Registrant filed on January 15, 2008
3.6*	Amended and Restated Articles of Incorporation of the Registrant filed on April 28, 2009
3.7*	Amendment to Restated Articles of Incorporation of the Registrant filed on September 13, 2017
3.8*	Amendment with Certificate of Designations for Series A Convertible Preferred Stock and Series B Convertible Preferred Stock filed on December 17, 2017
3.9*	Articles of Correction filed on December 27, 2017
3.10*	Amended and Restated Bylaws of the Registrant
10.1*	Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital
10.2*	First Amendment, dated January 22, 2014, to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital
10.3*	Second Amendment, dated May 6, 2014, to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital
10.4*	Third Amendment, dated August 25, 2014, to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital
10.5*	Fourth Amendment, dated December 1, 2014 ,to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital
10.6*	Fifth Amendment, dated October 22, 2016, to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital
10.7*	Sixth Amendment, dated February 16, 2017, to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital
10.8*	Seventh Amendment, dated December 22, 2017, to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital
10.9*	Share Exchange Agreement, dated December 22, 2017, by and among ViCapsys Life Sciences, Inc., Michael W. Yurkowsky, ViCapsys, Inc., and the shareholders of ViCapsys, Inc.
21.1**	List of Subsidiaries
31.1**	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to Form 10-12G filed on February 12, 2020.

+ Management contract or compensatory plan or arrangement.

** Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

VICAPSYS LIFE SCIENCES, INC.

Date: September 17, 2021	By:	/s/ Federico Pier
Federico Pier Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 17, 2021	By:	/s/ Federico Pier
Federico Pier Executive Chairman of the Board of Directors
Date: September 17, 2021	By:	/s/ Michael Yurkowsky
Michael Yurkowsky Director
Date: September 17, 2021	By:	/s/ John Potts, M.D.
John Potts, M.D. Director
Date: September 17, 2021	By:	/s/ Dorothy Jordan
Dorothy Jordan Director

VICAPSYS LIFE SCIENCES, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Vicapsys Life Sciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vicapsys Life Sciences, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2020 and 2019, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred operating losses, has a working capital deficit, and has a significant accumulated deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consoldiated financial statements. We believe that our audits provide a reasonable basis for our opinion.

D. Brooks and Associates CPAs, P.A.

We have served as the Company’s auditors since 2019.

Palm Beach Gardens, Florida

September 17, 2021

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	Decmber 31, 2019
Assets

Current Assets:
Cash	$1,269	$264,166
Total Current Assets	1,269	264,166

Intangible asset, net of accumulated amortization of $89,665 and $58,241, respectively	402,849	434,273
Total Assets	$404,118	$698,439

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$501,732	$396,482
Accounts payable, related parties	236,180	-
Accrued salaries, related party	115,312	-
Total Current Liabilities	853,224	396,482

Stockholders’ Equity (Deficit):
Preferred Stock; par value $0.001; 20,000,000 shares authorized
Series A Convertible Preferred Stock; par value $0.001; 3,000,000 shares authorized; 3,000,000 shares issued and outstanding; liquidation preference $7,500,000	3,000	3,000
Series B Convertible Preferred Stock; par value $0.001; 4,440,000 shares authorized; 4,440,000 shares issued and outstanding; liquidation preference $5,550,000	4,440	4,440
Common Stock, par value $0.001; 300,000,000 shares authorized; 17,483,283 shares issued and outstanding	17,483	17,483
Common stock to be issued, par value $0.001; 651,281 shares outstanding	651	651
Additional paid-in capital	13,418,074	13,403,293
Accumulated deficit	(13,892,754)	(13,126,910)
Total Stockholders’ Equity (Deficit)	(449,106)	301,957

Total Liabilities and Stockholders’ Equity (Deficit)	$404,118	$698,439

See accompanying notes to consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2020	2019
Revenues	$—	$—

Operating Expenses:
Personnel costs	286,327	406,407
Research and development expenses, related party	102,180	98,983
Professional fees	330,380	474,408
General and administrative expenses	46,957	54,111
Total operating expenses	765,844	1,033,909

Loss from continuing operations before income taxes	(765,844)	(1,033,909)
Income taxes	—	—
Loss from continuing operations	(765,844)	(1,033,909)
Loss from discontinued operations	—	(375,787)
Net Loss	$(765,844)	$(1,409,696)

Deemed dividend	—	(160,479)

Net Loss available to common shareholders	$(765,844)	$(1,570,175)

Basic and diluted net loss per common share
Continuing operations	(0.10)	(0.10)
Discontinued operations	—	(0.03)
	$(0.10)	$(0.13)

Basic and diluted weighted average common shares outstanding	17,483,283	11,403,333

See accompanying notes to consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2020 and 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance January 1, 2019	3,000,000	$300	4,440,000	$4,440	9,650,133	$9,650	3,612,880	$3,613	$11,282,359	$(11,556,735)	$(253,673)
Disposal of net liabilities to a related party	—	—	—	—	—	—	—	—	875,177	—	875,177
Stock-based compensation	—	—	—	—	—	—	—	—	118,649	—	118,649
Shares issued in private placement	—	—	—	—	3,980,000	3,980	-	-	967,520	—	971,500
Shares issued from common stock to be issued	—	—	—	—	3,582,880	3,583	(3,582,880)	(3,583)	—	—	—
Deemed dividend	—	—	—	—	270,270	270	621,281	621	159,588	(160,479)	—
Net loss	—	—	—	—	—	—	—	—	—	(1,409,696)	(1,409,696)
Balance December 31, 2019	3,000,000	300	4,440,000	4,440	17,483,283	17,483	651,281	651	13,403,293	(13,126,910)	301,957
Stock-based compensation expense	—	—	—	—	—	—	—	—	14,781	—	14,781
Net loss	—	—	—	—	—	—	—	—	—	(765,844)	$(765,844)
Balance December 31, 2020	3,000,000	$3,000	4,440,000	$4,440	17,483,283	$17,483	651,281	$651	$13,418,074	$(13,892,754)	$(449,106)

See accompanying notes to consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss from continuing operations	$(765,844)	$(1,033,909)
Net loss from discontinued operations	—	(375,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	31,424	31,299
Stock-based compensation	14,781	118,649
Changes in operating assets and liabilities:
Accounts payable	105,250	46,527
Accounts payable, related parties	236,180	—
Accrued liabilities	115,312	—
Net Cash Used in Operating Activities - continuing operations	(262,897)	(837,434)
Net Cash Used in Operating Activities - discontinued operations	—	(132,830)
Net Cash Used in Operating Activities	(262,897)	(970,264)

Cash Flows from Financing Activities:
Proceeds from sale of common stock and warrants	—	971,500
Net Cash Provided By Financing Activities - continuing operations	—	971,500
Net Cash Provided By Financing Activities - discontinued operations	—	176,600
Net Cash Provided By Financing Activities	—	1,148,100

Net increase (decrease) in Cash	(262,897)	177,836

Cash, Beginning of year	264,166	86,330

Cash, End of year	$1,269	$264,166

(Assets) and liabilities transferred in AEI transaction:
Security deposits	—	(38,247)
Property and equipment, net	—	(175,818)
Accounts payable and accrued liabilities	—	150,395
Payable to related party	—	189,922
Advances payable, related parties	—	353,092
Accrued salaries, related parties	—	395,833
	$—	$875,177

See accompanying notes to consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

Notes to Consolidated Financial Statements

December 31, 2020

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

On May 21, 2019 the Company closed an Investment and Restructuring Agreement (see Note 3).

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $765,844 for the year ended December 31, 2020, had a working capital deficit of $851,955 and an accumulated deficit of $13,892,754 as of December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

In March 2020, the World Health Organization declared the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact to the Company’s ability to secure additional debt or equity funding to support operations in 2020. The Company has raised $385,000 (see Note 10) through August 2021 and management intends to raise additional funds in 2021 to support current operations and extend research and development of its product line. No assurance can be given that the Company will be successful in this effort. If the Company is unable to raise additional funds in 2021, it will be forced to severely curtail all operations and research and development activities.

NOTE 3 – INVESTMENT AND RESTRUCTURING AGREEMENT

On May 21, 2019 (the “Closing Date”), pursuant to that certain Investment and Restructuring Agreement, dated April 11, 2019 (the “IAR Agreement”), by and among the Company, ViCapsys, YPH, LLC, a Texas limited liability company (“YPH”), Stephen McCormack, the then Chief Executive Officer and a director of the Company, Steven Gorlin, then a director of the Company, Charles Farrahar, the Chief Financial Officer of the Company, Athens Encapsulation Inc., a Georgia corporation (“AEI”), Mr. McCormack, Mr. Gorlin, Mr. Farrahar and AEI may be collectively referred to herein as the “AEI Parties”, and additional investors (the “Additional Investors”) pursuant to which:

●	Stephen McCormack and Steven Gorlin each resigned from the Board of Directors of the Company and from all positions as officers or employees of the Company and VI;

●	Federico Pier was appointed as the Executive Chairman of the Board of Directors of the Company. Michael Yurkowsky and Frances Toneguzzo were appointed the Board of Directors of the Company. Ms. Toneguzzo was appointed as the Chief Executive Officer of the Company.

●	YPH and the Additional Investors (together, the “Investors”) purchased an aggregate of 3,980,000 shares of common stock of the Company at a purchase price of $0.25 per share and warrants to purchase 3,980,000 shares of common stock exercisable from the date of their respective investment dates (ranging from July 14, 2019 to September 9, 2019) (the “Investment Date”) until the third anniversary of the Investment Date for $0.50 per share. The Company received $971,500 net proceeds from the sale of the common stock and warrants.

●	The Company assigned all of the Company’s right, title and interest in the Master Service Agreement and related work orders with its customer, Otsuka to AEI.

●	VI assigned its lease to the Athens, Georgia Laboratory and office (the “Athens Facility”) to AEI.

●	The Company contributed to AEI all physical assets located at the Athens Facility. These contributed assets did not include intellectual property related to the use of CXCL12, and the AEI Parties agreed that neither they nor any affiliated party will use CXCL12 or any analogues in any of its activities. The Company retained the right to use any of the “encapsulation technology” utilized or developed at the Athens Facility before the IAR Agreement was executed.

●	AEI assumed certain liabilities of the Company , including, but not limited to, $189,922 owed by the Company to Aperisys, Inc., an aggregate of $353,092 in advances made by Steve Gorlin, Charles Farrahar and Stephen McCormack to the Company an aggregate of $395,833 in accrued salaries owed by the Company to Stephen McCormack and Charles Farrahar; and an aggregate of $150,395 in trade payables attributable to the Athens Facility

●	AEI issued an aggregate of 1,600 shares of AEI common stock (the “AEI Common Stock”) to the officer and employees of AEI (the “AEI Shareholders”), representing 80% of the outstanding capital stock of AEI. The AEI Shareholders are Steve Gorlin, Stephen McCormack, and Charles Farrahar, current shareholders of the Company, two of which were former Directors of the Company.

●	AEI issued 400 shares of preferred stock (the “AEI Preferred Stock”), to the Company. Once AEI pays the assumed liabilities noted above, the Certificate of Designation for the AEI Preferred Stock entitles the holder to receive all distributions made by AEI on any of its equity securities up to a total of $4,000,000 (the “AEI Preferred Payment”). Following the full payment of the AEI Preferred Payment, the AEI Preferred Stock shall automatically be converted into a number of shares of AEI Common Stock such that it is equal to 20% of all issued and outstanding AEI Common Stock at such time.

●	Mr. McCormack and the Company amended Mr. McCormack’s original option agreement dated March 20, 2017, to (i) reduce the number of Mr. McCormack’s option shares from 1,440,000 to 600,000; and (ii) extend the exercise period of Mr. McCormack’s options from three (3) months to three (3) years following the Closing Date. The Company recognized $29,965 of incremental stock-based compensation expense during the year ended December 31, 2019 due to this option modification which is included in professional fees on the consolidated statement of operations.

Due to the related party nature of the transactions described above, the net liabilities transferred in the IAR Agreement of $875,177 were recorded as an increase to additional paid-in capital.

Pursuant to ASC 205-20 Presentation of Financial Statements: Discontinued Operations and amended by ASU No. 2014-08, management has determined that this transaction meets the definition of presenting discontinued operations as the Company disposed of a component of its’ business (see Note 9).

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the consolidated accounts of VLS and its’ wholly owned subsidiary VI. All intercompany accounts and transactions have been eliminated in consolidation.

Emerging Growth Companies

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2020, and 2019, include useful life of property and equipment (prior to disposal, ss Notes 3 and 9) and intangible assets, valuation allowance for deferred tax asset and non-cash equity transactions and stock-based compensation.

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company held no cash equivalents as of December 31, 2020, and 2019. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

Sales Concentration and Credit Risk

One customer accounted for 100% of the Company’s revenues (included in net loss of discontinued operations) for the year ended December 31, 2019. The Company did not generate any revenue for the year ended December 31, 2020. There were no amounts due from the customer as of December 31, 2020 and 2019.

Intangible Assets

Costs for intangible assets are accounted for through the capitalization of those costs incurred in connection with developing or obtaining such assets. Capitalized costs are included in intangible assets in the consolidated balance sheets. The Company’s intangible assets consist of costs incurred in connection with securing an Exclusive Patent License Agreement with The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”), as amended (the “License Agreement”). These costs are being amortized over the term of the License Agreement which is based on the remaining life of the related patents being licensed.

Property and Equipment Disposed

Prior to the disposal of property and equipment (see Notes 3 and 9) property and equipment was stated at cost, and depreciation was provided by use of a straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment were as follows:

Computer equipment	3 years
Machinery and equipment	5 years
Furniture and fixtures	5 years

Expenditures for maintenance and repairs were charged against operations as incurred. Improvements which increase the value or materially extend the life of the related assets are capitalized. When assets were sold or retired, the cost and accumulated depreciation were removed from the balance sheet, and any gains or losses are recognized in the statement of operations. During the year ended December 31, 2019, all property and equipment held by the Company was transferred to a related party (see Notes 3 and 9).

Long-Lived Assets

The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. Management has reviewed the Company’s long-lived assets for the years ended December 31, 2020, and 2019, no such impairments were identified.

Discontinued Operations

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations. .

The Company disposed of a component of its business pursuant to the IAR Agreement (see Note 3) in May 2019, which met the definition of a discontinued operation. Accordingly, the operating results of the business transferred are reported as a loss from discontinued operations in the accompanying consolidated financial statements for the year ended December 31, 2019. For additional information, see Note 9- Discontinued Operations.

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

The Company’s equity method investment consists of equity owned in Athens Encapsulation Inc (AEI) which was given to the Company as part of an investment and restructuring agreement (see Note 3). Therefore, as of December 31, 2020, and 2019, the Company has no cost basis in the investment. During the years ended December 31, 2020, and 2019, the Company’s proportionate share of net income was insignificant.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020 and 2019.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued liabilities, payables with related parties, approximate their fair values because of the short maturity of these instruments.

Revenue Recognition

Revenue recognition is accounted for under ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) and all the related amendments.

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

The Company’s contracts with customers are generally on a contract and work order basis and represent obligations that are satisfied at a point in time, as defined in the new guidance, generally upon delivery or has services are provided. Accordingly, revenue for each sale is recognized when the Company has completed its performance obligations. Any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. During the year ended December 31, 2019, the Company provided research and development services at its’ Athens facility to a third party, completed the study and recognized revenue of $50,000, which is included in net loss of discontinued operations. For the year ended December 31, 2020, the Company did not have any revenue.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation,” which requires recognition in the financial statements of the cost of employee, non-emplyee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to account for forfeitures as they occur, on their share-based payment awards.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2020, and 2019, the Company recorded $102,180 and $98,983,respectively, in research and development expenses to a related party.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2020, and 2019, the Company’s dilutive securities are convertible into 17,138,006 and 17,688,006 shares of common stock, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. The following table represents the classes of dilutive securities as of December 31, 2020, and 2019:

	December 31, 2020	December 31, 2019
Common stock to be issued	651,281	651,281
Convertible preferred stock	10,440,000	10,440,000
Stock options	1,900,000	2,450,000
Warrants to purchase common stock	4,146,725	4,146,725
	17,138,006	17,688,006

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. This ASU did not have a material impact on the Company’s consolidated financial statements as the Company has no lease arrangements within the scope of ASU 2016-02 as of December 31, 2020, and 2019.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07, effective January 1, 2018, and applied the guidance to options granted to non-employees during the year ended December 31, 2020 and 2019. The adoption did not have any impact on the consolidated financial statements.

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

The Company’s intangible assets consisted of the following at December 31, 2020, and 2019:

	December 31, 2020	December 31, 2019
Licensed patents	$492,514	$492,514
Accumulated Amortization	(89,665)	(58,241)
Balance	$402,849	$434,273

The Company recognized $31,424 and $31,299 of amortization expense for the years ended December 31, 2020, and 2019, respectively, which is included in general and administrative expenses on the statement of operations.

Future expected amortization of intangible assets is as follows:

Fiscal year ending December 31,
2021	$31,299
2022	31,299
2023	31,299
2024	31,299
2025	31,299
Thereafter	246,354
$402,849

NOTE 6 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On June 21, 2019, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mark Poznansky, MD, (the “Consultant”) a stockholder and former Director. The Company engaged the Consultant to render consulting services with respect to informing, guiding and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Consulting Agreement is for one year (the “Initial Term”) and the Company agreed to pay the Consultant $3,000 per month commencing June 1, 2019, with the fee increasing to $6,000 per month commencing on the 1st day of the month following the completion of a $5 million in fundraising by the Company. After the Initial Term, the Consulting Agreement automatically renews for additional one-year periods, unless the Company terminates the Consulting Agreement, upon not less than thirty (30) days- notice. The Company incurred expenses of $18,000 and $21,000 for the years ended December 31, 2020, and 2019, related to the Consulting Agreement which is included in professional fees on the consolidated statement of operations. As of December 31, 2020, $9,000 of accrued and unpaid fees are included in accounts payable, related parties on the consolidated balance sheets. There was no amount due as of December 31, 2019.

Accounts Payable, related Parties, and Accrued Salaries, related party

The Company incurred director fees of $90,000 and $60,000 for the years ended December 31, 2020, and 2019, respectively, to Federico Pier, the Company’s Chairman of the Board, which is included in personnel costs on the consolidated statements of operations. As of December 31, 2020, $75,000 of these director fees are included in accounts payable, related parties, on the consolidated balance sheets. There were no amounts outstanding due related to these director fees as of December 31, 2019.

The Company incurred consulting fees of $60,000 and $30,000 for the years ended December 31, 2020, and 2019 respectively, to Jeff Wright, the Company’s Chief Financial Officer, which is included in professional fees on the consolidated statements of operations. As of December 31, 2020, and 2019, $50,000 and $15,000, respectively, is included in accounts payable, related parties, on the consolidated balance sheets.

In August 2020, Frances Tonneguzzo, the Company’s former Chief Executive Officer (the “former CEO”) tendered her resignation as CEO. For the years ended December 31, 2020, and 2019, the Company incurred salaries of $172,374 and $159,716, respectively. As of December 31, 2020, $115,312 of unpaid salary to the former CEO is included in accrued salaries, related party, on the consolidated balance sheets. There was no amount due the former CEO as of December 31, 2019.

MGH License Agreement

On May 8, 2013, ViCapsys and The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”) entered into an Exclusive Patent License Agreement as amended (the “License Agreement”), pursuant to which MGH granted to the Company, in the field of coating and transplanting cells, tissues and devices for therapeutic purposes, on a worldwide basis: (i) an exclusive, royalty-bearing license under its rights in patent rights (as defined in the License Agreement) to make, use, sell, lease, import and transfer products and processes (each as defined in the License Agreement); (ii) a non-exclusive, sub-licensable (solely in the License Field and License Territory (each as defined in the License Agreement)) royalty- bearing license to materials (as defined in the License Agreement) and to make, have made, use, have used, materials for only the purpose of creating products, the transfer of products and to use, have used and transfer processes; (iii) the right to grant sublicenses subject to and in accordance with the terms of the License Agreement, and (iv) the nonexclusive right to use technological information (as defined in the License Agreement) disclosed by MGH to the Company under the License Agreement, all subject to and in accordance with the License Agreement (the “License”). As partial consideration upon execution of the License Agreement with MGH, the Company agreed to issue 3,000,000 shares of common stock to MGH with an estimated value of $200 which was capitalized as an intangible asset (see Note 5). The 3,000,000 shares were certificated in December 2019.

As amended by the Seventh Amendment to the License Agreement on December 22, 2017, the License Agreement requires that ViCapsys satisfy the following requirements prior to the first sale of Products (“MGH License Milestones”), by certain dates which have passed. The table below lists the MGH Milestones and the Company’s progress in satisfying or negotiating the extension of each milestone:

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

The License Agreement also requires ViCapsys to pay to MGH a one (1%) royalty rate on Net Sales related to the first license sub-field, which is the treatment of Type 1 Diabetes. Future sub-fields shall carry a reasonable royalty rate, consistent with industry standards, to be negotiated at the time the first such royalty payment shall become due with respect to the applicable Products and Processes (as defined in the License Agreement). The License Agreement additionally requires ViCapsys to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total Net Sales of Product or Process equal or exceed one hundred million United States dollars ($100,000,000) in any calendar year and four million United States dollars ($4,000,000) within sixty (60) days after the first achievement of total Net Sales of Product or process equal or exceed two hundred fifty million United States dollars ($250,000,000) in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights.

The License Agreement expires on the later of (i) the date on which all issued patents and filed patent applications within the Patent Rights have expired or been abandoned, and (ii) one (1) year after the last sale for which a royalty is due under the License Agreement.

The License Agreement also grants MGH the right to terminate the License Agreement if ViCapsys fails to make any payment due under the License Agreement or defaults in the performance of any of its other obligations under the License Agreement, subject to certain notice and rights to cure set forth therein. MGH may also terminate the License Agreement immediately upon written notice to ViCapsys if ViCapsys: (i) shall make an assignment for the benefit of creditors; or (ii) or shall have a petition in bankruptcy filed for or against it that is not dismissed within sixty (60) days of filing.

ViCapsys may terminate the License Agreement prior to its expiration by giving ninety (90) days’ advance written notice to MGH, and upon such termination shall, subject to the terms of the License Agreement, immediately cease all use and sales of Products and Processes.

The Company incurred research and development expenses to MGH of $102,180 and $98,983 during the years ended December 31, 2020, and 2019, respectively. As of December 31, 2020, the $102,180 is in included in accounts payable, related parties, on the consolidated balance sheets.

As of December 31, 2020, and 2019, there have not been any sales of product or process under this License Agreement.

Investment and Restructuring Agreement (IAR Agreement)

As discussed in Note 3, the Company transferred certain assets and liabilities to AEI, a company majority owned by three current shareholders of the Company, two of which were also former Directors and one was an officer of the Company. As a result of the IAR Agreement, the Company received 400 shares of preferred stock in AEI (see Note 3 for further disclosures related to the AEI preferred stock).

NOTE 7– COMMITMENTS AND CONTINGENCIES

Lease Agreements

On March 1, 2014, the Company entered into a rental agreement with the Board of Regents of the University System of Georgia (“UGA”). As of July 1, 2016, the Company rented approximately 1,413 square feet for a monthly rent of $2,590 per month. Effective August 1, 2017, the Company rented approximately 2,771 square feet and the rent was increased to $5,542 per month and expiring July 1, 2019. Rent expense under the rental agreement was $22,168, during the year ended December 31, 2019 and is included in discontinued operations on the consolidated statement of operations. The lease was assigned to AEI in May 2019.

On June 3, 2017, the Company entered into an Equipment Lease Agreement (the “Lease Agreement”) for medical equipment with a cost of $76,600 (the equipment cost). Pursuant to the Lease Agreement, the Company paid a deposit of $32,705 and agreed to twenty-four (24) monthly payments (the term) of $1,756. The Company can acquire the equipment either a) after the first 6 monthly payments for the equipment cost minus the sum of the deposit and 70% of the monthly payments, or b) by paying seven (7) additional monthly payments at the end of the term. Equipment lease expense under the agreement was $9,693 during the year ended December 31, 2019, and is included in discontinued operations on the consolidated statement of operations. The Company returned the equipment upon the expiration of the lease in May 2019.

Legal Matters

The Company is not aware of any material, existing or pending legal proceedings against our Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

MGH License Agreement

As discussed in Note 6, the Company executed a License Agreement with MGH. The License Agreement also requires ViCapsys to pay to MGH a one (1%) royalty rate on Net Sales related to the first license sub-field, which is the treatment of Type 1 Diabetes. Future sub-fields shall carry a reasonable royalty rate, consistent with industry standards, to be negotiated at the time the first such royalty payment shall become due with respect to the applicable Products and Processes (as defined in the License Agreement). The License Agreement additionally requires ViCapsys to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total Net Sales of Product or Process equal or exceed one hundred million United States dollars ($100,000,000) in any calendar year and four million United States dollars ($4,000,000) within sixty (60) days after the first achievement of total Net Sales of Product or process equal or exceed two hundred fifty million United States dollars ($250,000,000) in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights.

Consulting Agreement

On June 21, 2019, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with C & H Capital, Inc. (the “Consultant”). The Company engaged the Consultant to render consulting services to facilitate long range strategic investor relations planning and other related services. The initial term of the Consulting Agreement is for one year (the “Initial Term”) and the Company agreed to pay the Consultant $3,500 on the last business day for each month of service. Either party may terminate the Consulting Agreement upon thirty (30) days prior written notice in the event the other party violates a material provision of the Consulting Agreement and fails to cure such breach within ten (10) days of written notice of such violation from the non-breaching party. The Consulting Agreement expired June 30, 2020, and was not renewed. The Company incurred expenses of $21,000 and $21,000 for the years ended December 31, 2020, and 2019, respectively, related to the Consulting Agreement and is included in professional fees on the consolidated statement of operations. On June 21, 2019, the Consultant also received a stock option grant of 50,000 shares of common stock that vested upon the grant, with an exercise price of $0.25 per share (see Note 8). The Company valued the options granted at $6,490 and is included in professional fees on the consolidated statement of operations for the year ended December 31, 2019. As of December 31, 2020, the balance owed Consultant $14,000 and is included in accounts payable on the consolidated balance sheet.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 preferred stock.

Series A Preferred Stock

On December 19, 2017, the Company amended their articles of incorporation by filing a certificate of designation with the Secretary of State of Florida therein designating a class of preferred stock as Series A Preferred Stock, $0.001 per share, consisting of 3 million (3,000,000) shares. Each holder of shares of Series A Preferred Stock shall be entitled to the number of votes equal to the number of votes held by the number of shares of common stock into which such share of Series A Preferred Stock could be converted, and except as otherwise required by applicable law, shall have the voting rights and power equal to the voting rights and powers of the common stock. The holders of the Series A Preferred Stock shall vote together with the holders of the common stock of the Company as a single class and as single voting group upon all matters required to be submitted to a class or series vote pursuant to the protective provisions of the Certificate of Designation or under applicable law. In the event of liquidation, dissolution or winding up of the Corporation, either voluntarily or involuntarily, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any common stock holders, distribution of any surplus funds equal to the greater of : the sum of $1.67 per share or such amount per share as would have been payable had all shares been converted to common stock.

The holder of Series A Preferred Stock may elect at any time to convert such shares into common stock of the Company. Each share of Series A Preferred Stock is convertible into shares of common stock at a conversion Rate of 2:1 (the “Conversion Rate”). The Conversion Rate shall be adjusted for stock splits, stock combinations, stock dividends or similar recapitalizations. The shares of Series A Preferred Stock shall automatically convert into shares of common stock on February 12, 2021 (the one-year anniversary of the initial filing by the Company of the Form 10 filed with the Securities and Exchange Commission) (see Note 10).

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

As of December 31, 2020, and 2019, there were 3,000,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

On December 19, 2017, the Company amended the articles of incorporation by filing a certificate of designation with the Secretary of State of Florida therein designating a class of preferred stock as Series B Preferred Stock, $0.001 per share, consisting of 4.44 million (4,440,000) shares (the “Series B Preferred Stock Certificate of Designation). Each holder of shares of Series B Preferred Stock shall be entitled to the number of votes equal to the number of votes held by the number of shares of common stock into which such share of Series B Preferred Stock could be converted, and except as otherwise required by applicable law, shall have the voting rights and power equal to the voting rights and powers of the common stock. The holders of the Series B Preferred Stock shall vote together with the holders of the common stock of the Company as a single class and as single voting group upon all matters required to be submitted to a class or series vote pursuant to the protective provisions of the Series B Preferred Stock Certificate of Designation or under applicable law. In the event of liquidation, dissolution or winding up of the Corporation, either voluntarily or involuntarily, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any common stock holders, distribution of any surplus funds equal to the greater of : the sum of $0.83 per share or such amount per share as would have been payable had all shares been converted to common stock.

The holder of Series B Preferred Stock may elect at any time to convert such sharers into common stock of the Company. Each share of Series B Preferred Stock is convertible into shares of common stock at a conversion rate of 1:1 (the “Conversion Rate”). The Series B Conversion Rate shall be adjusted for stock splits, stock combinations, stock dividends or similar recapitalizations. The shares of Series B Preferred Stock shall automatically convert into shares of common stock on February 12, 2021 (the one-year anniversary of the initial filing by the Company of the Form 10 filed by the Company with the Securities and Exchange Commission) (see Note 10).

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

As of December 31, 2020, and 2019, there were 4,440,000 shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of $0.001 common stock. As of December 31, 2020, and 2019, there are 17,483,283 shares of common stock outstanding.

During the year ended December 31, 2019, the Company sold 3,980,000 units, consisting of one share of common stock and one warrant to purchase a share of common stock (the “Units”). The Company sold 3,980,000 Units at $0.25 to accredited investors. The Company received net proceeds of $971,500, net of $23,500 of issuance costs. The warrant has a three- year exercise term at a price per share of Common Stock of $0.50. The Company also issued 270,270, and will issue 621,281, shares of common stock pursuant to Stock Issuance and Release Agreements (the “SIR Agreements”) executed by the Company to shareholders who purchased shares in 2018 at $1.85 per share, for no additional consideration. The Company recorded a deemed dividend to shareholders of $160,479 for these shares and 621,281 shares to be issued under the SIR Agreements, at $0.18 per share, based upon the estimated underlying value of the common stock of $0.18 per share based upon units sold by the Company during the year ended December 31, 2019. In December 2019, the Company issued 3,582,880 shares of common stock to MGH. The shares were previously recorded in Common Stock to be issued.

Common Stock to be issued

As of December 31, 2020, and 2019, there are 651,281 shares of common stock to be issued. The amount relates to 621,281 shares to be issued under the SRI Agreements (see above), and 30,000 shares of common stock to be issued to two initial shareholders of VI.

Stock Options

The following table summarizes activities related to stock options of the Company for the years ended December 31, 2020, and 2019:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2018	2,641,500	$0.83	8.33	$-
Granted	1,100,000	$0.25	10.0	$-
Forfeited	(1,291,500)	$0.83	-	$-
Outstanding at December 31, 2019	2,450,000	$0.57	8.20	$-
Forfeited	550,000	$0.25	7.94	$-
Outstanding at December 31, 2020	1,900,000	$0.66	6.83	$-
Exercisable at December 31, 2020	1,850,000	$0.68	6.79	$-

During the year ended December 31, 2020, 550, 0000 options to purchase common stock were forfeited.

During the year ended December 31, 2019, and pursuant to IAR Agreement disclosed in Note 3, all vested stock options to employees on the Effective Date were cancelled and one former director’s vested options were reduced from 1,440,000 to 600,000.

Pursuant to the 2019 stock option grant agreements, 600,000 options vested immediately on the date of grant. The remaining options vest ratably over three years. The Company recorded stock compensation expense of $14,781 and $118,649 during the years ended December 31, 2020, and 2019, respectively, on the vested options. As of December 31, 2020, $6,490 of stock compensation expense remains unrecognized and will be expensed over a weighted average period of 1.50 years. During the year ended December 31, 2019, the Company determined the fair value of the options using a closed-form Black-Scholes pricing model and the following assumptions:

Expected dividends	-0-
Expected volatility	94%
Expected term	6 years
Risk free interest	1.91%

Warrants

The following table summarizes activities related to warrants of the Company for the years ended December 31, 2020, and 2019:

	Number of Warrants	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)
Outstanding at January 1, 2019	86,725	$1.85	2.9
Granted	4,060,000	$0.50	3.0
Outstanding at December 31, 2019	4,146,725	$0.53	2.5
Outstanding and exercisable at December 31, 2020	4,146,725	$0.53	1.5

During the period ended December 31, 2019, the Company issued 4,060,000 warrants to purchase shares of common stock. in conjunction with a private placement. Of these warrants, 3,980,000 were issued to purchasers of common stock in the private placement as disclosed above. The remaining 80,000 of warrants were issued as consideration for stock issuance costs incurring related to the private placement disclosed above. The fair value of the warrants was estimated to be approximately $5,300 which was recorded as reduction of the proceeds received in the private placement.

The fair value of warrants issued in 2019 were based upon the following assumptions:

Expected dividends	-0-
Expected volatility	90.84%
Expected term	3 years
Risk free interest	2.2%

NOTE 9 – DISCONTINUED OPERATIONS

In April 2019, the Company’s board of directors approved the IAR Agreement (See Note 3), whereby the Company, in effect transferred a segment of their business and the related assets and liabilities to AEI, a related party. The transaction was completed on May 21, 2019.

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the component’s results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. The results of operations of this component, for all periods, are separately reported as “discontinued operations”. As disclosed in Note 4, the Company received a 20% equity interest in the form of preferred stock in AEI pursuant to the IAR Agreement. This equity interest has been accounted for as an equity method investment. The Company’s proportionate share of net income during the year ended December 31, 2019 was insignificant. There have been no transactions between the Company and AEI since the IAR Agreement.

A reconciliation of the major classes of line items constituting the loss from discontinued operations, net of income taxes as is presented in the Consolidated Statements of Operations for the year ended December 31, 2019, is summarized below:

December 31, 2019
Sales	$50,000
Operating expenses:
Personnel costs	291,453
Travel expenses	20,892
Laboratory expenses	55,227
General and administrative expenses	58,215
Total operating expenses	425,787
Loss from discontinued operations	$(375,787)

Details regarding certain of the assets and liabilities disposed of during the year ended December 31, 2019, are presented below.

Property and equipment

The Company’s property and equipment disposed of during the year ended December 31, 2019:

December 31, 2019
Medical equipment	$539,148
Furniture and fixtures	77,874
Accumulated depreciation	(441,204)
Transferred to AEI, net (Note 3)	(175,818)
$-

Depreciation expense of $30,364 was recorded for the period from January 1, 2019 to the execution of the IAR Agreement (Note 3) and is included in the net loss from discontinued operations on the consolidated statement of operations. During the year ended December 31, 2019, all property and equipment held by the Company was transferred to a related party pursuant to an IAR Agreement (see Note 3).

Payable to Related Party

The Company received services, on an as needed basis, from an entity related through common ownership. Further, the Company’s former Chief Financial Officer (the “former CFO)” is also the CFO of the related entity and a former member of the Company’s board is the CEO of the related entity. These advances bore no interest and had no specific repayment terms. A summary of the activity for Payable to related party for the period from January 1, 2019 to the execution of the IAR Agreement (Note 3):

December 31, 2019
Beginning Balance	$189,922
Advances	-
Repayments of advances	-
Transferred to AEI (Note 3)	(189,922)
Ending Balance	$-

Accrued Salaries, Related Parties

A summary of accrued salaries to the Company’s former CEO and former CFO for the period from January 1, 2019 to the execution of the IAR Agreement (Note 3), is as follows:

	CEO	CFO	Total
December 31, 2018, balance	$175,000	$102,083	$277,083
Accrued salaries	75,000	43,750	118,750
Transferred to AEI (Note 3)	(250,000)	(145,833)	(395,833)
December 31, 2019, balance	$-	$-	$-

Advances payable, related parties

The Company’s former CEO, former CFO and a shareholder of the Company have made advances to the Company on an as needed basis. These advances bear no interest and have no specific repayment terms.

A summary of the activity related to these advances for the period from January 1, 2019 to the execution of the IAR Agreement (Note 3):

December 31, 2019
Beginning Balance	$176,492
Advances	183,700
Repayments of advances	(7,100)
Transferred to AEI (Note 3)	(353,092)
Ending balance	$-

NOTE 10 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At December 31, 2020, the Company had a net operating loss (NOL) carryforward of approximately $11,940,000. NOL’s generated prior to 2018, will expire during the years 2033 to 2039. NOL’s generated after 2018 have an indefinite period of use but are subject to annual limitations. Realization of any portion of the NOL at December 31, 2020, is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full tax amount, which as of December 31, 2020, was $2,508,219. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position.

A reconciliation of the Company’s effective tax rate to statutory rates for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
Pre- tax loss	$(765,844)	$(1,409,696)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(160,827)	(296,036)
Permanent changes	3,104	24,916
Change in valuation	157,723	271,120
Effective expense	$-	$-

The Company had deferred tax assets as follows:

	Year Ended December 31,
	2020	2019
Tax loss carryforward	$2,508,219	$2,350,496
Valuation allowance	(2,508,219)	(2,350,496)
Net deferred tax assets	$-	$-

The Company’s NOL carryforwards may be significantly limited under the Internal Revenue Code (“IRC”). NOL carryforwards are limited under Section 382 when there is a significant ownership change as defined in the IRC. During the year ended December 31, 2017, and previous years, the Company may have experienced such ownership changes, which could pose limitations.

NOTE 11 – SUBSEQUENT EVENTS

In January 2021, the Company sold the 400 shares of AEI preferred stock, a related party, received as part of the IAR agreement (see Note 3) for $100,000, back to AEI.

On February 12, 2021, the 3,000,000 shares of Series A Preferred Stock automatically converted into 6,000,000 shares of common stock to be issued, and the 4,440,000 shares of Series B Preferred Stock automatically converted into 4,440,000 shares of common stock to be issued.

In June 2021, the Company entered into Security Purchase Agreements (“SPA’s) with select accredited investors in connection with a private offering by the Company to raise a maximum of $1,000,000 through the sale of common stock of the Company at $0.25 per share. The Company has sold 1,540,000 shares of common stock to be issued and received proceeds of $385,000 as of the date of these financial statements.

