Form 10-Q
period 2021-03-31
Vicapsys Life Sciences, Inc.
filed 2021-09-20
CIK 1468639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s $0.001 par value Common Stock as of September 15, 2021, was 30,114,566 shares (includes common stock to be issued of 12,607,283 shares).

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

Forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Company’s Annual Report filed on Form 10-K filed with the SEC on September 17, 2021, (the “Form 10-K”) for the fiscal year ended December 31, 2020, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this document. The matters discussed herein and elsewhere in this document could cause our actual results and performance to differ materially from those set forth or anticipated in forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this document, whether as a result of new information, future events or otherwise.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
Assets

Current Assets:
Cash	$30,463	$1,269
Prepaid Expenses	2,915	—
Total Current Assets	33,378	1,269

Intangible asset, net of accumulated amortization of $97,487 and $89,665, respectively	395,027	402,849
Total Assets	$428,405	$404,118

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$472,400	$501,732
Accounts payable, related parties	238,487	236,180
Accrued salaries, related party	115,312	115,312
Total Current Liabilities	826,199	853,224

Stockholders’ Deficit:
Preferred Stock; par value $0.001; 20,000,000 shares authorized
Series A Convertible Preferred Stock; par value $0.001; 3,000,000 shares authorized; -0- and 3,000,000 shares issued and outstanding, respectively; liquidation preference $7,500,000	-	3,000
Series B Convertible Preferred Stock; par value $0.001; 4,440,000 shares authorized; -0- and 4,440,000 shares issued and outstanding, respectively,; liquidation preference $5,550,000	-	4,440
Common Stock, par value $0.001; 300,000,000 shares authorized; 17,507,283 and 17,483,283 shares issued and outstanding, respectively	17,507	17,483
Common stock to be issued, par value $0.001; 11,067,287 and 651,281 shares outstanding, respectively	11,067	651
Additional paid-in capital	13,416,156	13,418,074
Accumulated deficit	(13,842,524)	(13,892,754)
Total Stockholders’ Deficit	(397,794)	(449,106)

Total Liabilities and Stockholders’ Deficit	$428,405	$404,118

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2021	2020
Revenues	$-	$-

Operating Expenses:
Personnel costs	22,808	99,078
Research and development expenses, related party	2,307	94,048
Professional fees	16,082	157,248
General and administrative expenses	8,573	14,085
Total operating expenses	49,770	364,459

Loss from operations	(49,770)	(364,459)

Other income:
Gain on sale of equity method investment	100,000	-
Total other income	100,000	-

Income (loss) before income taxes	50,230	(364,459)
Income taxes	—	—
Net income (loss) available to common shareholders	$50,230	$(364,459)

Net income (loss) per common share:
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

Weighted average common shares outstanding:
Basic	17,496,083	17,483,283
Diluted	32,320,113	17,483,283

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance January 1, 2020	3,000,000	$300	4,440,000	$4,440	17,483,283	$17,483	651,281	$651	$13,403,293	$(13,126,910)	$301,957
Stock-based compensation	—	—	—	—	—	—	—	—	5,408	—	5,408
Net loss	—	—	—	—	—	—	—	—	—	(364,459)	(364,459)
Balance March 31, 2020	3,000,000	$300	4,440,000	$4,440	17,483,283	$17,483	651,281	$651	$13,408,701	$(13,491,369)	$(57,094)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2021	3,000,000	$3,000	4,440,000	$4,440	17,483,283	$17,483	651,281	$651	$13,418,074	$(13,892,754)	$(449,106)
Conversion of Series A Preferred Stock
to common stock to be issued	(3,000,000)	(3,000)	-	-	-	-	6,000,000	6,000	(3,000)	-	-
Conversion of Series B Preferred Stock
to common stock to be issued	-	-	(4,440,000)	(4,440)	-	-	4,440,000	4,440	-	-	-
Common stock issued fom common stock
to be issued	-	-	-	-	24,000	24	(24,000)	(24)	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,082	-	1,082
Net income	-	-	-	-	-	-	-	-	-	50,230	50,230
Balance March 31, 2021	-	$-	-	$-	17,507,283	$17,507	11,067,281	$11,067	$13,416,156	$(13,842,524)	$(397,794)

See accompanying notes to unaudited condensed onsolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$50,230	$(364,459)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	7,822	7,863
Stock-based compensation	1,082	5,408
Gain on sale of equity method investment	(100,000)
Changes in operating assets and liabilities:
Prepaid Expenses	(2,915)	(3,685)
Accounts payable	(29,332)	105,247
Accounts payable, related parties	2,307	—
Accrued salaries, related party	-	16,408
Net Cash Used in Operating Activities	(70,806)	(233,218)

Cash Flows from Investing Activities:
Proceeds from sale of equity method investment	100,000	--
Net Cash Provided by Investing Activities	100,000	--
Net increase (decrease) in Cash	29,194	(233,218)

Cash, Beginning of period	1,269	264,166

Cash, End of period	$30,463	$30,948

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Although the Company experienced net income of $50,230 for the three months ended March 31, 2021, due to the sale and proceeds received of $100,000 from the sale of an equity investment held by the Company, not operations (see Note 3), we had a working capital deficit of $792,821 and an accumulated deficit of $13,842,524 as of March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from this uncertainty.

In March 2020, the World Health Organization declared the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact to the Company’s ability to secure additional debt or equity funding to support operations in 2020. Since April 1, 2021, the Company has raised $385,000 (see Note 8) through August 2021 and management intends to raise additional funds in 2021 to support current operations and extend development of its product line. No assurance can be given that the Company will be successful in this effort. If the Company is unable to raise additional funds in 2021, it will be forced to severely curtail all operations and research and development activities.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s consolidated annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2020, filed on Form 10-K with the Securities and Exchange Commission on September 17, 2021. Interim results of operations for the three months ended March 31, 2021, and 2020, are not necessarily indicative of future results for the full year. The unaudited condensed consolidated financial statements of the Company include the consolidated accounts of VLS and its’ wholly owned subsidiary VI. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. The Company held no cash equivalents as of March 31, 2021, and December 31, 2020. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

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

The Company’s equity method investment consisted of equity owned in Athens Encapsulation Inc. (“AEI”), a Company controlled by former directors of the Company which was given to the Company as part of an investment and restructuring agreement entered into in May 2019. In January 2021, the Company sold its’ equity investment in AEI, back to AEI for $100,000, which is included in gain on sale of equity method investment for the three months ended March 31, 2021. As of March 31, 2021, the Company did not have any remaining equity investment in AEI. During the three months ended March 31, 2021, and 2020, the Company’s proportionate share of net income was insignificant.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2021.

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

The Company’s contracts with customers are generally on a contract and work order basis and represent obligations that are satisfied at a point in time, as defined in the new guidance, generally upon delivery or has services are provided. Accordingly, revenue for each sale is recognized when the Company has completed its performance obligations. Any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. For the three months ended March 31, 2021, and 2020, the Company did not generate any revenue.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three months ended March 31, 2021, and 2020, the Company incurred $2,307 and $94,048, respectively, in research and development expenses to a related party.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of March 31, 2021, and 2020, the Company’s dilutive securities are convertible into 17,114,006 and 17,688,006 shares of common stock, respectively. For the three months ended March 31, 2021, the dilutive securities are included in diluted net income per share. The amount for the three months ended March 31, 2020 are not included in the computation of dilutive loss per share because their impact is antidilutive.

The following table presents a reconciliation of basic and diluted net income (loss) per share for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31, 2021
	2021	2020
Net income (loss) per common share - basic:
Net income (loss) available to common shareholders	$50,230	$(364,459)
Weight average common shares outstanding - basic	17,496,083	17,483,283
Net income (loss) per common share - basic	$0.00	$(0.02)

Net income (loss) per common share - diluted:
Net income (loss) available to common shareholders	$50,230	$(364,459)
Add: stock- based compensation	2,163	-
Numerator for income (loss) per common share - diluted	$52,393	$(364,459)

Weight average common shares outstanding - diluted
Basic	17,496,083	17,483,283
Stock Options	2,681,549	-
Warrants	1,064,000	-
Common stock to be issued	11,067,281	-
Denominator weighted average common shares outstanding - diluted	32,308,913	17,483,283
Net income (loss) per common share - diluted	$0.00	$(0.02)

The following table represents the classes of dilutive securities as of March 31, 2021, and 2020:

	March 31, 2021	March 31, 2020
Common stock to be issued	11,067,281	651,281
Convertible preferred stock	-	10,440,000
Stock options	1,900,000	2,450,000
Warrants to purchase common stock	4,146,725	4,146,725
	17,114,006	17,688,006

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2021, and 2020.

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets consist of costs incurred in connection with the License Agreement with MGH, as amended (See Note 5). The consideration paid for the rights included in the License Agreement was in the form of common stock shares which resulted in MGH receiving approximately 20% of the total outstanding shares of common stock of VI, on a fully-diluted basis at that time. The estimated value of the common stock is being amortized over the term of the License Agreement which is based on the remaining life of the related patents being licensed which is approximately 16 years.

The Company’s intangible assets consisted of the following at March 31, 2021, and December 31, 2020:

	March 31, 2021	December 31, 2020
Licensed patents	$492,514	$492,514
Accumulated Amortization	(97,487)	(89,665)
Balance	$395,027	$402,849

The Company recognized $7,822 and $7,862 of amortization expense related to the License Agreement with MGH for the three months ended March 31, 2021, and 2020, respectively.

Future expected amortization of intangible assets is as follows:

Fiscal year ending December 31,
2021 (months remaining)	$23,477
2022	31,299
2023	31,299
2024	31,299
2025	31,299
Thereafter	246,354
$395,027

NOTE 5 – RELATED PARTY TRANSACTIONS

Consulting Agreement

On June 21, 2019, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mark Poznansky, MD, (the “Consultant”) a minority stockholder and former Director. The Company engaged the Consultant to render consulting services with respect to informing, guiding and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Consulting Agreement is for one year (the “Initial Term”) and the Company agreed to pay the Consultant $3,000 per month commencing June 1, 2019, with the fee increasing to $6,000 per month commencing on the 1st day of the month following the completion of a $5 million in fundraising by the Company. The Consulting Agreement was not renewed after the Initial Term due the Company’s working capital deficiencies. The Company incurred expenses of $9,000 for the three months ended March 31, 2020, related to the Consulting Agreement which is included in professional fees on the unaudited condensed consolidated statements of operations. As of March 31, 2021, and December 31, 2020, $9,000, respectively is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets, related to the Consulting Agreement.

MGH License Agreement

On May 8, 2013, VI and MGH, a principal stockholder (see Note 4) entered into the License Agreement, pursuant to which MGH granted to the Company, in the field of coating and transplanting cells, tissues and devices for therapeutic purposes, on a worldwide basis: (i) an exclusive, royalty-bearing license under its rights in Patent Rights (as defined in the License Agreement) to make, use, sell, lease, import and transfer Products and Processes (each as defined in the License Agreement); (ii) a non-exclusive, sub-licensable (solely in the License Field and License Territory (each as defined in the License Agreement)) royalty-bearing license to Materials (as defined in the License Agreement) and to make, have made, use, have used, Materials for only the purpose of creating Products, the transfer of Products and to use, have used and transfer processes; (iii) the right to grant sublicenses subject to and in accordance with the terms of the License Agreement, and (iv) the nonexclusive right to use technological information (as defined in the License Agreement) disclosed by MGH to the Company under the License Agreement, all subject to and in accordance with the License Agreement (the “License”).

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

The Company incurred costs to MGH of $2,307 and $94,048, respectively, during the three months ended March 31, 2021, and 2020, and is classified as research and development costs, related party, on the unaudited condensed consolidated statements of operations. As of March 31, 2021, and December 31, 2020, $79,487 and $102,180, respectively, is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets, related to this license agreement.

During the three months ended March 31, 2021 and 2020, there have not been any sales of Product or Process under this License Agreement.

Accounts Payable, related parties and Accrued Salaries, related party

The Company incurred director fees of $22,500 for the three months ended March 31, 2021, and 2020, respectively, to Federico Pier, the Company’s Chairman of the Board, which are included in personnel costs on the unaudited condensed consolidated statements of operations. As of March 31, 2021, and December 31, 2020, $90,000 and $67,500, respectively, of these director fees are included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets.

The Company incurred consulting fees of $15,000 for the three months ended March 31, 2021, and 2020, respectively, to Jeff Wright, the Company’s Chief Financial Officer, which are included in professional fees on the unaudited condensed consolidated statements of operations. As of March 31, 2021, and December 31, 2020, $60,000 and $45,000, respectively, is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets, related to these consulting fees.

In August 2020, Frances Tonneguzzo, the Company’s Chief Executive Officer (the “former CEO”) tendered her resignation as CEO. For the three months ended March 31, 2021, and 2020, the Company incurred expenses of $-0- and $68,451, respectively, to the former CEO, which are included in personnel costs on the unaudited condensed consolidated statements of operations. As of March 31, 2021, and December 31, 2020, $115,312, respectively, of unpaid salary to the former CEO is included in accrued salaries, related party on the unaudited condensed consolidated balance sheets.

Sale of equity method investment

In January 2021, the Company sold its’ equity investment in AEI for $100,000, which is included in on gain sale of equity method investment for the three months ended March 31, 2021 on the unaudited condensed consolidated statements of operations (See Note 3).

NOTE 6– COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is not aware of any material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

MGH License Agreement

As discussed in Note 5, the Company executed a License Agreement with MGH. The License Agreement also requires VI to pay to MGH a one percent (1%) royalty rate on net sales related to the first license sub-field, which is the treatment of Type 1 Diabetes. Future sub-fields shall carry a reasonable royalty rate, consistent with industry standards, to be negotiated at the time the first such royalty payment shall become due with respect to the applicable Products and Processes (as defined in the License Agreement).

The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of Product or Process equal or exceeding $100,000,000 in any calendar year and $4,000,000 within sixty (60) days after the first achievement of total net sales of Product or Process equal to or exceeding $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights. No expense reimbursements were paid to MGH during the three months ended March 31, 2021, and 2020.

Consulting Agreement

On June 21, 2019, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with C&H Capital, Inc. (the “Consultant”). The Company engaged the Consultant to render consulting services to facilitate long range strategic investor relations planning and other related services. The initial term of the Consulting Agreement is for one year (the “Initial Term”) and the Company agreed to pay the Consultant $3,500 on the last business day for each month of service. The Consulting Agreement was not renewed after the Initial Term due the Company’s working capital deficiencies. The Consulting Agreement expired June 30, 2020, and was not renewed. The Company incurred expenses of $10,500 for the three months ended March 31, 2020, related to the Consulting Agreement and is included in professional fees on the unaudited condensed consolidated statements of operations. On June 21, 2019, the Consultant also received a stock option grant of 50,000 shares of common stock that vested upon the grant, with an exercise price of $0.25 per share. As of March 31, 2021, and December 31, 2020, the balance owed the Consultant $14,000, respectively, and is included in accounts payable on the unaudited condensed consolidated balance sheets.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

Pursuant to the Articles of Incorporation, the shares of Series A Preferred Stock automatically converted into 6,000,000 shares of common stock to be issued on February 12, 2021 (the one-year anniversary of the initial filing by the Company of the Form 10 filed with the Securities and Exchange Commission).

As of March 31, 2021, and December 31, 2020, there were -0- and 3,000,000 shares, respectively, of Series A Preferred Stock issued and outstanding.

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

Pursuant to the Articles of Incorporation, the shares of Series B Preferred Stock automatically converted into 4,440,000 shares of common stock to be issued on February 12, 2021 (the one-year anniversary of the initial filing by the Company of the Form 10 filed by the Company with the Securities and Exchange Commission).

As of March 31, 2021, and December 31, 2020, there were -0- and 4,440,000 shares, respectively, of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of common stock, $0.001 par value per share. As of March 31, 2021, and December 31, 2020, there were 27,923,283 and 17,483,283 shares, respectively, of common stock outstanding.

Common Stock Issuances

On February 11, 2021, the Company issued 24,000 shares to an investor. The shares were previously included in common stock to be issued.

Common Stock to be issued

On February 12, 2021, the Company recorded 6,000,000 shares of common stock to be issued, to the holders of Series A Preferred Stock, pursuant to the automatic conversion feature of the Series A Certificate of Designation, whereby, the Series A shares are to automatically convert on the one-year anniversary of the Company filing its Registration Statement on Form-10. The Form-10 Registration Statement was filed with the SEC on February 12, 2020.

On February 12, 2021, the Company recorded 4,440,000 shares of common stock to be issued, to the holders of Series B Preferred Stock, pursuant to the automatic conversion feature of the Series B Certificate of Designation, whereby, the Series B shares are to automatically convert on the one-year anniversary of the Company filing its Registration Statement on Form-10. The Form-10 Registration Statement was filed with the SEC on February 12, 2020.

As of March 31, 2021, and December 31, 2020, there were 11,067,281 and 654,281, respectively, shares of common stock to be issued. The March 31, 2021 amount relates to 6,000,000 shares of common stock be issued for the automatic conversion of the Series A Preferred Stock, 4,440,000 shares of common stock to be issued for the automatic conversion of the Series B Preferred Stock, 597,281 shares to be issued pursuant to a Stock Issuance and Release Agreement (“SRI Agreement”) executed by the Company in February 2019 to stockholders for no consideration who purchased shares in 2018 at $1.85, and 30,000 shares of common stock to be issued to two initial shareholders of VI. The December 31, 2020, amount is comprised of 621,281 shares related to the SRI Agreement and the 30,000 shares of common stock to be issued to two initial shareholders of VI.

Stock Options

The following table summarizes activities related to stock options of the Company for the three months ended March 31, 2021:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)
Outstanding at December 31, 2020	1,900,000	$0.66	6.83
Outstanding at March 31, 2021	1,900,000	$0.66	6.59
Exercisable at March 31, 2021	1,858,333	$0.67	6.55

The Company did not grant any options to purchase shares of common stock during the three months ended March 31, 2021.

The Company recorded stock compensation expense of $1,082 and $5,408 during the three months ended March 31, 2021, and 2020, respectively. As of March 31, 2021, 41,667 options to purchase shares of common stock remain unvested and $5,408 of stock compensation expense remains unrecognized and will be expensed over a weighted average period of 1.25 years.

Warrants

The following table summarizes activities related to warrants of the Company for the three months ended March 31, 2021:

	Number of Warrants	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2020	4,146,725	$0.53	1.50
Outstanding and exercisable at March 31, 2021	4,146,725	$0.53	1.25

The Company did not issue any warrants during the three months ended March 31, 2021.

NOTE 8 – SUBSEQUENT EVENTS

In June 2021, the Company entered into Security Purchase Agreements (“SPA’s) with select accredited investors in connection with a private offering by the Company to raise a maximum of $1,000,000 through the sale of common stock of the Company at $0.25 per share. The Company has raised an aggregate amount of $385,000 as of the date of these unaudited condensed consolidated financial statements.

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

COVID-19

In March 2020, the World Health Organization declared the spread of a novel strain of coronavirus (“COVID-19”) a global pandemic. Actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including through issuances of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, have led to significantly reduced economic activity. At the end of 2020, two vaccines became available. While many state and local authorities have started to reopen businesses, others have adopted additional measures to mitigate COVID-19 and the rapid development and uncertainty of the situation continues to preclude any prediction as to the ultimate impact COVID-19 will have on the Company’s business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States.

Results of Operations – Three Months Ended March 31, 2021, and 2020

Revenues

The Company did not have any revenues from continuing operations for the three months ended March 31, 2021 and 2020.

Operating Expenses

We classify our operating expenses into four categories: personnel costs, research and development expenses, professional fees, and general and administrative expenses. The Company’s total operating expenses for the three months ended March 31, 2021, and 2020, were $49,770 and $364,459, respectively.

The resignation of our former CEO in August 2020, resulted in a decrease in personnel costs to $22,208 from $99,078 for the three months ended March 31, 2021, compared to March 31, 2020. The decrease in other operating expenses was primarily due to the negative impact of COVID-19, which hindered the Company’s ability to raise the additional capital necessary to maintain operations and continue research and development activities. The impact of COVID-19, resulted in a decrease in professional fees to $16,082 from $157,247, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, a decrease in general and administrative expenses to $8,573 from $14,085 for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, and a decrease in research and development expenses to $2,307 from $94,048 for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

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

Liquidity and Capital Resources

At March 31, 2021, we had $30,463 of cash on hand and an accumulated deficit of $13,842,524.

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

In January 2021, the Company sold its’ equity investment in AEI for $100,000, which is included in other income for the three months ended March 31, 2021. In June 2021, the Company entered into Security Purchase Agreements (“SPA’s) with select accredited investors in connection with a private offering by the Company to raise a maximum of $1,000,000 through the sale of common stock of the Company at $0.25 per share. The Company has raised an aggregate amount of $385,000 from the sale of 1,540,000 shares of common stock, as of the date these financial statements are available for issuance. We will still require additional capital to meet our liquidity needs.

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

Working Capital Deficit

	March 31, 2021	December 31, 2020
Current Assets	$33,378	$1,269
Current Liabilities	826,199	853,224
Working Capital (Deficit)	$(792,821)	$(851,955)

Cash Flows

Cash activity for the three months ended March 31, 2021, and 2020 is summarized as follows:

	Three Months Ended March 31,
	2021	2020
Net Cash used in operating activities	$(70,806)	$(233,218)
Net cash provided by investing activities	$100,000	$--
Net increase (decrease) in cash	$29,194	$(233,218)

As of March 31, 2021, the Company had $30,463 of cash on hand.

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

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements for the fiscal year ended December 31, 2020, included in the Company’s Annual Report filed on Form 10-K, with the SEC on September 17, 2021.

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

The Company’s management, including its Chairman of the Board and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021, and concluded that the Company has a material weakness in disclosure controls and procedures as of March 31, 2021.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 11, 2021, the Company issued 24,000 shares to an investor. The shares were previously included in common stock to be issued.

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

Date: September 20, 2021

Vicapsys Life Science, Inc.

By:	/s/ Federico Pier
Federico Pier
Executive Chairman of the Board (Principal Executive Officer)

By:	/s/ Jeffery Wright
Jeffery Wright
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

