Form 10-Q
period 2021-06-30
Vicapsys Life Sciences, Inc.
filed 2021-09-20
CIK 1468639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or has for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Company’s Annual Report filed on Form 10-K filed with the SEC on September 16, 2021, (the “Form 10-K”) for the fiscal year ended December 31, 2020, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this document. The matters discussed herein and elsewhere in this document could cause our actual results and performance to differ materially from those set forth or anticipated in forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this document, whether as a result of new information, future events or otherwise.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
Assets

Current Assets:
Cash	$170,624	$1,269
Prepaid Expenses	4,580	—
Total Current Assets	175,204	1,269

Intangible asset, net of accumulated amortization of $105,310 and $89,665, respectively	387,205	402,849
Total Assets	$562,409	$404,118

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$467,450	$501,732
Accounts payable, related parties	238,422	236,180
Accrued salaries, related party	115,312	115,312
Total Current Liabilities	821,184	853,224

Stockholders’ Deficit:
Preferred Stock; par value $0.001; 20,000,000 shares authorized Series A Convertible Preferred Stock; par value $0.001; 3,000,000 shares authorized; -0- and 3,000,000 shares issued and outstanding, respectively; liquidation preference $7,500,000	-	3,000
Series B Convertible Preferred Stock; par value $0.001; 4,440,000 shares authorized; -0- and 4,440,000 shares issued and outstanding, respectively,; liquidation preference $5,550,000	-	4,440
Common Stock, par value $0.001; 300,000,000 shares authorized; 17,507,283 and 17,483,283 shares issued and outstanding, respectively	17,507	17,483
Common stock to be issued, par value $0.001; 11,907,281 and 651,281 shares outstanding, respectively	11,907	651
Additional paid-in capital	13,626,397	13,418,074
Accumulated deficit	(13,914,586)	(13,892,754)
Total Stockholders’ Deficit	(258,775)	(449,106)

Total Liabilities and Stockholders’ Deficit	$562,409	$404,118

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues	$-	$-	$-	$-
Operating Expenses:
Personnel costs	22,652	93,653	45,460	192,731
Research and development expenses, related party	4,936	-	7,243	94,048
Professional fees	35,281	129,086	51,363	286,334
General and administrative expenses	9,193	8,876	17,766	22,961
Total operating expenses	72,062	231,615	121,832	596,074

Loss from operations	(72,062)	(231,615)	(121,832)	(596,074)

Other income:
Gain on sale of equity method investment	-	-	100,000	-
Total other income	-	-	100,000	-

Loss before income taxes	(72,062)	(231,615)	(21,832)	(596,074)
Income taxes	-	-	-	-
Net loss available to common shareholders	$(72,062)	$(231,615)	$(21,832)	$(596,074)

Loss per share basic and fully diluted	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Basic and diluted weighted average common shares outstanding	17,507,283	17,483,283	17,501,714	17,483,283

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance January 1, 2020	3,000,000	$300	4,440,000	$4,440	17,483,283	$17,483	651,281	$651	$13,403,293	$(13,126,910)	$301,957
Stock-based compensation	—	—	—	—	—	—	—	—	5,408	—	5,408
Net loss	—	—	—	—	—	—	—	—	—	(364,459)	(364,459)
Balance March 31, 2020	3,000,000	300	4,440,000	4,440	17,483,283	17,483	651,281	651	13,408,701	(13,491,369)	(57,094)
Stock-based compensation	—	—	—	—	—	—	—	—	5,408	—	5,408
Net loss	—	—	—	—	—	—	—	—	—	(231,615)	(231,615)
Balance June 30, 2020	3,000,000	$300	4,440,000	$4,440	17,483,283	$17,483	651,281	$651	$13,414,109	$(13,722,984)	$(283,301)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2021	3,000,000	$3,000	4,440,000	$4,440	17,483,283	$17,483	651,281	$651	$13,418,074	$(13,892,754)	$(449,106)
Conversion of Series A Preferred Stock
to common stock to be issued	(3,000,000)	(3,000)	-	-	-	-	6,000,000	6,000	(3,000)	-	-
Conversion of Series B Preferred Stock
to common stock	-	-	(4,440,000)	(4,440)	-	-	4,440,000	4,440	-	-	-
Common stock issued for common stock
to be issued	-	-	-	-	24,000	24	(24,000)	(24)	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,082	-	1,082
Net income	-	-	-	-	-	-	-	-	-	50,230	50,230
Balance March 31, 2021	-	-	-	-	17,507,283	17,507	11,067,281	11,067	13,416,156	(13,842,524)	(397,794)
Stock-based compensation expense			-	-	-	-	-	-	1,081	-	1,081
Sale of common stock for cash	-	-	-	-	-	-	840,000	840	209,160	-	210,000
Net loss	-	-	-	-	-	-	-	-	-	(72,062)	(72,062)
Balance June 30, 2021	-	$-	-	$-	17,507,283	$17,507	11,907,281	$11,907	$13,626,397	$(13,914,586)	$(258,775)

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(21,832)	$(596,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	15,644	15,725
Stock-based compensation	2,163	10,816
Gain on sale of equity method investment	100,000	--
Changes in operating assets and liabilities:
Prepaid Expenses	(4,580)	(3,883)
Accounts payable	(34,282)	81,330
Accounts payable, related parties	2,242	153,048
Accrued salaries, related party	-	79,858
Net Cash Used in Operating Activities	(140,645)	(259,180)

Cash Flows from Investing Activities:
Proceeds from sale of equity method investment	100,000	-
Net Cash Provided by Investing Activities	100,000	-
Cash Flows from Financing Activities:
Proceeds from sale of common stock	210,000	-
Net Cash Provided By Financing Activities	210,000	—

Net increase (decrease) in Cash	169,355	(259,180)

Cash, Beginning of period	1,269	264,166

Cash, End of period	$170,624	$4,986

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $21,832 for the six months ended June 30, 2021, we had a working capital deficit of $645,980 and an accumulated deficit of $13,914,586 as of June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from this uncertainty.

In March 2020, the World Health Organization declared the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact to the Company’s ability to secure additional debt or equity funding to support operations in 2020. In June 2021, the Company raised $210,000 from the sale of 840,000 shares of common stock (see Note7). Since July 1, 2021, the Company has raised $175,000 (see Note 8) and management intends to raise additional funds in 2021 to support current operations and extend research and development of its product line. No assurance can be given that the Company will be successful in this effort. If the Company is unable to raise additional funds in 2021, it will be forced to severely curtail all operations and research and development activities.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s consolidated annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2020, filed on Form 10-K with the Securities and Exchange Commission on September 17, 2021. Interim results of operations for the three and six months ended June 30, 2021, and 2020, are not necessarily indicative of future results for the full year. The unaudited condensed consolidated financial statements of the Company include the consolidated accounts of VLS and its’ wholly owned subsidiary VI. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. The Company held no cash equivalents as of June 30, 2021, and December 31, 2020. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

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

The Company’s equity method investment consisted of equity owned in Athens Encapsulation Inc. (“AEI”) “), a Company controlled by former directors of the Company which was given to the Company as part of an investment and restructuring agreement entered into in May 2019. In January 2021, the Company sold its’ equity investment in AEI, back to AEI for $100,000, which is included in gain on sale of equity method investment for the six months ended June 30, 2021. As of June 30, 2021, the Company did not have any remaining equity investment in AEI. During the three and six months ended June 30, 2021, and 2020, the Company’s proportionate share of net income was insignificant.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2021.

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

The Company’s contracts with customers are generally on a contract and work order basis and represent obligations that are satisfied at a point in time, as defined in the new guidance, generally upon delivery or has services are provided. Accordingly, revenue for each sale is recognized when the Company has completed its performance obligations. Any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. The Company did not generate any revenue for the three and six months ended June 30, 2021, and 2020.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three and six months ended June 30, 2021, the Company incurred $4,936 and $7,243, respectively, in research and development expenses to a related party. For the three and six months ended June 30, 2020, research and development costs, related party, were $-0- and $94,048, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of June 30, 2021, and 2020, the Company’s dilutive securities are convertible into 17,867,281 and 17,688,006 shares of common stock, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. The following table represents the classes of dilutive securities as of June 30, 2021, and 2020:

	June 30, 2021	June 30, 2020
Common stock to be issued	11,907,281	651,281
Convertible preferred stock	-	10,440,000
Stock options	1,900,000	2,450,000
Warrants to purchase common stock	4,060,000	4,146,725
	17,867,281	17,688,006

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021, and 2020.

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

The Company’s intangible assets consisted of the following at June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020
Licensed patents	$492,514	$492,514
Accumulated Amortization	(105,309)	(89,665)
Balance	$387,205	$402,849

The Company recognized $7,823 and $15,644 of amortization expense related to the License Agreement with MGH for the three and six months ended June 30, 2021, and $7,863 and $15,725 for the three and six months ended June 30, 2020, respectively.

Future expected amortization of intangible assets is as follows:

Fiscal year ending December 31,
2021 (months remaining)	$13,645
2022	31,299
2023	31,299
2024	31,299
2025	31,299
Thereafter	246,364
$387,205

NOTE 5 – RELATED PARTY TRANSACTIONS

Consulting Agreement

On June 21, 2019, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mark Poznansky, MD, (the “Consultant”) a minority stockholder and former Director. The Company engaged the Consultant to render consulting services with respect to informing, guiding and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Consulting Agreement is for one year (the “Initial Term”) and the Company agreed to pay the Consultant $3,000 per month commencing June 1, 2019, with the fee increasing to $6,000 per month commencing on the 1st day of the month following the completion of a $5 million in fundraising by the Company. The Consulting Agreement was not renewed after the Initial Term due the Company’s working capital deficiencies. The Company incurred expenses of $9,000 and $18,000 for the three and six months ended June 30, 2020, respectively, related to the Consulting Agreement which is included in professional fees on the unaudited condensed consolidated statements of operations. As of June 30, 2021, and December 31, 2020, $9,000, respectively is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets, related to the Consulting Agreement.

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

The Company incurred costs to MGH of $4,936 and $7,243, respectively, for the three and six months ended June 30, 2021, and is classified as research and development costs, related party, on the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2020, the Company incurred costs to MGH of $-0- and $94,048, respectively. As of June 30, 2021, and December 31, 2020, $54,423 and $101,180, respectively, is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets.

During the three and six months ended June 30, 2021, and 2020, there have not been any sales of Product or Process under this License Agreement.

Accounts Payable, related parties and Accrued Salaries, related party

The Company incurred director fees of $22,500 and $45,000 for the three and six months ended June 30, 2021, and 2020, respectively, to Federico Pier, the Company’s Chairman of the Board, which are included in personnel costs on the unaudited condensed consolidated statements of operations. As of June 30, 2021, and December 31, 2020, $105,000 and $67,500, respectively, of these director fees are included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets.

The Company incurred consulting fees of $15,000 and $30,000 for the three and six months ended June 30, 2021, and 2020, respectively, to Jeff Wright, the Company’s Chief Financial Officer, which are included in professional fees on the unaudited condensed consolidated statements of operations. As of June 30, 2021, and December 31, 2020, $70,000 and $45,000, respectively, is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets.

In August 2020, Frances Tonneguzzo, the Company’s Chief Executive Officer (the “former CEO”) tendered her resignation as CEO. For the three and six months ended June 30, 2021, the Company did not incur any expenses and for the three and six months ended June 30, 2020, the Company incurred expenses of $68,450 and $136,901 to the former CEO, which are included in personnel costs on the unaudited condensed consolidated statements of operations. As of June 30, 2021, and December 31, 2020, $115,312, respectively, of unpaid salary to the former CEO is included in accrued salaries, related party on the unaudited condensed consolidated balance sheets.

Sale of Equity Method Investment

In January 2021, the Company sold its’ equity investment in AEI back to AEI for $100,000, which is included in gain on sale of equity method investment on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2021 (see Note 3).

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

The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of Product or Process equal or exceeding $100,000,000 in any calendar year and $4,000,000 within sixty (60) days after the first achievement of total net sales of Product or Process equal to or exceeding $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights. No expense reimbursements were paid to MGH during the three and six months ended June 30, 2021.

Consulting Agreement

On June 21, 2019, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with C&H Capital, Inc. (the “Consultant”). The Company engaged the Consultant to render consulting services to facilitate long range strategic investor relations planning and other related services. The initial term of the Consulting Agreement is for one year (the “Initial Term”) and the Company agreed to pay the Consultant $3,500 on the last business day for each month of service. The Consulting Agreement was not renewed after the Initial Term due the Company’s working capital deficiencies. The Consulting Agreement expired June 30, 2020, and was not renewed. The Company incurred expenses of $10,500 and $21,000 for the three and six months ended June 30, 2020, related to the Consulting Agreement and is included in professional fees on the unaudited condensed consolidated statements of operations. On June 21, 2019, the Consultant also received a stock option grant of 50,000 shares of common stock that vested upon the grant, with an exercise price of $0.25 per share. As of June 30, 2021, and December 31, 2020, the balance owed the Consultant $14,000, respectively, and is included in accounts payable on the unaudited condensed consolidated balance sheet.

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

Pursuant to the Articles of Incorporation, the shares of Series A Preferred Stock automatically converted into 6,000,000 shares of common stock to be issued on February 12, 2021, (the one-year anniversary of the initial filing by the Company of the Form 10 filed with the Securities and Exchange Commission).

As of June 30, 2021, and December 31, 2020, there were -0- and 3,000,000 shares, respectively, of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

On December 19, 2017, the Company amended the articles of incorporation by filing a certificate of designation with the Secretary of State of Florida therein designating a class of preferred stock as Series B Preferred Stock, $0.001 par value per share, consisting of 4.44 million (4,440,000) shares (the “Series B Preferred Stock Certificate of Designation”).

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

Pursuant to the Articles of Incorporation, the shares of Series B Preferred Stock automatically converted into 4,440,000 shares of common stock to be issued on February 12, 2021, the one-year anniversary of the initial filing by the Company of the Form 10 filed by the Company with the Securities and Exchange Commission.

As of June 30, 2021, and December 31, 2020, there were -0- and 4,440,000 shares, respectively, of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of common stock, $0.001 par value per share. As of June 30, 2021, and December 31, 2020, there were 17,507,283 and 17,483,283 shares, respectively, of common stock outstanding.

Common Stock Issuances

On February 12, 2021, the Company issued 6,000,000 shares of common stock to the holders of Series A Preferred Stock, pursuant to the automatic conversion feature of the Series A Certificate of Designation, whereby, the Series A shares are to automatically convert on the one-year anniversary of the Company filing its Registration Statement on Form-10. The Form-10 Registration Statement was filed with the SEC on February 12, 2020.

On February 12, 2021, the Company issued 4,440,000 shares of common stock to the holders of Series B Preferred Stock, pursuant to the automatic conversion feature of the Series B Certificate of Designation, whereby, the Series B shares are to automatically convert on the one-year anniversary of the Company filing its Registration Statement on Form-10. The Form-10 Registration Statement was filed with the SEC on February 12, 2020.

During the six months ended June 30, 2021, the Company sold 840,000 shares of common stock pursuant to a Private Placement Memorandum (the “PPM”) for $0.25 per share and received $210,000.

Common Stock to be issued

On February 12, 2021, the Company recorded 6,000,000 shares of common stock to be issued to the holders of Series A Preferred Stock, pursuant to the automatic conversion feature of the Series A Certificate of Designation, whereby, the Series A shares are to automatically convert on the one-year anniversary of the Company filing its Registration Statement on Form-10. The Form-10 Registration Statement was filed with the SEC on February 12, 2020.

On February 12, 2021, the Company recorded 4,440,000 shares of common stock to be issued to the holders of Series B Preferred Stock, pursuant to the automatic conversion feature of the Series B Certificate of Designation, whereby, the Series B shares are to automatically convert on the one-year anniversary of the Company filing its Registration Statement on Form-10. The Form-10 Registration Statement was filed with the SEC on February 12, 2020.

As of June 30, 2021, and December 31, 2020, there were 11,907,281 and 651,281, respectively, shares of common stock to be issued. The June 30, 2021 amount relates to 6,000,000 shares of common stock be issued for the automatic conversion of the Series A Preferred Stock, 4,440,000 shares of common stock to be issued for the automatic conversion of the Series B Preferred Stock, 840,000 shares of common stock to be issued pursuant to stock subscription agreements, 597,281 shares to be issued pursuant to a Stock Issuance and Release Agreement (“SRI Agreement”) executed by the Company in February 2019 to stockholders for no consideration who purchased shares in 2018 at $1.85, and 30,000 shares of common stock to be issued to two initial shareholders of VI. The June 30, 2020, amount relates to 621,281 shares to be issued pursuant to the SRI Agreement and 30,000 shares of common stock to be issued to two initial shareholders of VI.

Stock Options

The following table summarizes activities related to stock options of the Company for the six months ended June 30, 2021:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)
Outstanding at December 31, 2020	1,900,000	$0.66	6.83
Outstanding at June 30, 2021	1,900,000	$0.66	6.34
Exercisable at June 30, 2021	1,866,667	$0.67	6.31

The Company did not grant any options to purchase shares of common stock during the six months ended June 30, 2021.

The Company recorded stock compensation expense of $1,081 and $2,163 for the three and six months ended June 30, 2021, respectively, and $5,408 and $10,816 for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, 33,333 options to purchase shares of common stock remain unvested and $4,326 of stock compensation expense remains unrecognized and will be expensed over a weighted average period of 1 year.

Warrants

The following table summarizes activities related to warrants of the Company for the six months ended June 30, 2021:

	Number of Warrants	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2020	4,146,725	$0.53	1.50
Expired	86,725	1.85
Outstanding and exercisable at June 30, 2021	4,060,000	$0.50	1.00

The Company did not issue any warrants during the six months ended June 30, 2021.

NOTE 8 – SUBSEQUENT EVENTS

In June 2021, the Company entered into Security Purchase Agreements (“SPA’s) with select accredited investors in connection with a private offering by the Company to raise a maximum of $1,000,000 through the sale of common stock of the Company at $0.25 per share. Since July 1, 2021, the Company has raised an aggregate amount of $175,000 as of the date of these unaudited condensed consolidated financial statements.

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

Results of Operations – Three and Six Months Ended June 30, 2021, and 2020

Revenues

The Company did not have any revenues from continuing operations for the three and six months ended June 30, 2021 and 2020.

Operating Expenses

We classify our operating expenses into four categories: personnel costs, research and development expenses, professional fees, and general and administrative expenses. The Company’s total operating expenses for the three and six months ended June 30, 2021, were $72,062 and $121,832 respectively, compared to $231,615 and $596,074, respectively, for the three and six months ended June 30, 2020.

The resignation of our former CEO in August 2020, resulted in a decrease in personnel costs to $22,652 from $93,653 for the three months ended June 30, 2021, and to $45,460 from $192,731 for the six months ended June 30, 2020. The decrease in other operating expenses was primarily due to the negative impact of COVID-19, which hindered the Company’s ability to raise the additional capital necessary to maintain operations and continue research and development activities. The impact of COVID-19, resulted in a decrease in professional fees to $35,281 from $129,086, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, and a decrease to $51,363 from $286,334 for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. An increase in general and administrative expenses to $9,193 for the three months ended June 30, 2021, from $8,876 for the three months ended June 30, 2020, and a decrease to $17,766 from $22,961for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. There was also an increase in research and development expenses to $4,936 from $-0-, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, and a decrease in research and development expenses to $7,243 from $94,048 for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

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

Liquidity and Capital Resources

At June 30, 2021, we had $170,624 of cash on hand and an accumulated deficit of $13,914,586.

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

In January 2021, the Company sold Company sold its’ equity investment in AEI, back to AEI for $100,000, which is included in other income for the six months ended June 30, 2021. In June 2021, the Company entered into Security Purchase Agreements (“SPA’s) with select accredited investors in connection with a private offering by the Company to raise a maximum of $1,000,000 through the sale of common stock of the Company at $0.25 per share. During the six months ended June 30, 2021, the Company has raised an aggregate amount of $210,000 from the sale of 840,000 shares of common stock, and since June 30, 2021, the Company has raised an additional $175,000 from the sale of 700,000 shares of common stock as of the date these unaudited condensed consolidated financial statements. We will still require additional capital to meet our liquidity needs.

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

Working Capital Deficit

	June 30, 2021	December 31, 2020
Current Assets	$175,204	$1,269
Current Liabilities	821,184	853,224
Working Capital Deficit	$(645,980)	$(851,955)

Cash Flows

Cash activity for the six months ended June 30, 2021, and 2020 is summarized as follows:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(140,645)	$(259,180)
Net cash provided by investing activities	100,000	-
Net cash provided by financing activities	210,000	-
Net increase (decrease) in cash	$169,355	$(259,180)

As of June 30, 2021, the Company had $170,624 of cash on hand.

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

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements for the fiscal year ended December 31, 2020, included in the Company’s Annual Report filed on Form 10-K with the SEC on September 17, 2021.

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

The Company’s management, including its Chairman of the Board and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021, and concluded that the Company has a material weakness in disclosure controls and procedures as of June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2021, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer***
101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document **
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document **
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document **
101.DEF	Inline XBRL Definition Linkbase Document **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T adopted by the SEC, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

***	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

