Form 10-Q
period 2021-09-30
Vicapsys Life Sciences, Inc.
filed 2021-11-12
CIK 1468639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s $0.001 par value common stock as of November 11, 2021, was 30,114,564 shares (includes common stock to be issued of 12,607,281 shares).

Vicapsys Life Sciences, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are subject to various risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “outlook,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth or anticipated in our forward-looking statements. Factors that could have a material adverse effect on our forward- looking statements and upon our business, results of operations, financial condition, funds derived from operations, cash available for dividends, cash flows, liquidity and prospects include, but are not limited to, the factors referenced in this document, including those set forth below:

●	our lack of an operating history;
●	the net losses that we expect to incur as we develop our business;
●	Obtaining U.S. Food and Drug Administration (“FDA”) or other regulatory approvals or clearances for our technology;
●	implementing and achieving successful outcomes for clinical trials of our products;
●	convincing physicians, hospitals and patients of the benefits of our technology and to convert from current technology;
●	the ability of users of our products (when and as developed) to obtain third-party reimbursement;
●	any failure to comply with rigorous FDA and other government regulations; and
●	securing, maintaining and defending patent or other intellectual property protections for our technology.
●	decline in global financial markets and economic downturn resulting from the coronavirus COVID-19 global pandemic;
●	business interruptions resulting from the coronavirus COVID-19 global pandemic.

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

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
Assets

Current Assets:
Cash	$165,549	$1,269
Total Current Assets	165,549	1,269

Prepaid expenses	7,240	—
Intangible asset, net of accumulated amortization of $113,132 and $89,665, respectively	379,383	402,849
Total Assets	$552,172	$404,118

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$496,555	$501,732
Accounts payable, related parties	134,180	236,180
Accrued salaries, related parties	115,312	115,312
Total Current Liabilities	746,047	853,224

Stockholders’ Equity (Deficit):
Preferred Stock; par value $0.001; 20,000,000 shares authorized Series A Convertible Preferred Stock; par value $0.001; 3,000,000 shares authorized; -0- and 3,000,000 shares issued and outstanding, respectively;	—	3,000
Series B Convertible Preferred Stock; par value $0.001; 4,440,000 shares authorized; -0- and 4,440,000 shares issued and outstanding, respectively;	—	4,440
Common Stock, par value $0.001; 300,000,000 shares authorized; 17,507,283 and 17,483,283 shares issued and outstanding, respectively	17,507	17,483
Common stock to be issued, par value $0.001; 12,607,281 and 651,281 shares outstanding, respectively	12,607	651
Additional paid-in capital	13,801,778	13,418,074
Accumulated deficit	(14,025,767)	(13,892,754)
Total Stockholders’ Deficit	(193,875)	(449,106)

Total Liabilities and Stockholders’ Deficit	$552,172	$404,118

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenues	$-	$-	$-	$-

Operating Expenses:
Personnel costs	23,072	59,756	68,532	252,487
Research and development expenses, related party	—	—	7,243	94,048
Professional fees	79,465	15,925	130,828	302,259
General and administrative expenses	8,644	13,540	26,410	36,501
Total operating expenses	111,181	89,221	233,013	685,295

Loss from operations	(111,181)	(89,221)	(233,013)	(685,295)

Other income:
Other income	—	—	100,000	—
Total other income	-	-	100,000	-

Loss before income taxes	(111,181)	(89,221)	(133,013)	(685,295)
Income taxes	—	—	—	—
Net loss available to common shareholders	$(111,181)	$(89,221)	$(133,013)	$(685,295)

Loss per share basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Basic and diluted weighted average common shares outstanding	17,507,283	17,483,283	17,503,591	17,483,283

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2021 and 2020

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2019	3,000,000	$3,000	4,440,000	$4,440	17,483,283	$17,483	651,281	$651	$13,403,293	$(13,126,910)	$301,957
Net loss	—	—	—	—	—	—	—	—	—	(364,459)	(364,459)
Balance March 31, 2020	3,000,000	3,000	4,440,000	4,440	17,483,283	17,483	651,281	651	13,403,293	(13,491,369)	(62,502)
Net loss	—	—	—	—	—	—	—	—	—	(231,614)	(231,614)
Balance June 30, 2020	3,000,000	3,000	4,440,000	8,880	17,483,283	17,483	651,281	651	13,403,293	(13,722,983)	(294,116)
Stock-based compensation expense	—	—	—	—	—	—	—	—	13,699	—	13,699
Net loss	—	—	—	—	—	—	—	—	—	(89,222)	(89,222)
Balance September 30, 2020	3,000,000	$3,000	4,440,000	$8,880	17,483,283	$17,483	651,281	$651	$13,416,992	$(13,812,205)	$(369,639)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2021	3,000,000	$3,000	4,440,000	$4,440	17,483,283	$17,483	651,281	$651	$13,418,074	$(13,892,754)	$(449,106)
Conversion of Series A Preferred Stock to common stock to be issued	(3,000,000)	(3,000)	—	—	—	—	6,000,000	6,000	(3,000)	—	—
Conversion of Series B Preferred Stock to common stock	—	—	(4,440,000)	(4,440)	—	—	4,440,000.00	4,440	—	—	—
Common stock issued for common stock to be issued	—	—	—	—	24,000	24	(24,000)	(24)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,082	-	1,082
Net income	—	—	—	—	—	—	—	—	—	50,230	50,230
Balance March 31, 2021	—	—	—	—	17,507,283	17,507	11,067,281	11,067	13,416,156	(13,842,524)	(397,794)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,081	—	1,081
Sale of common stock for cash	—	—	—	—	—	—	840,000	840	209,160	—	210,000
Net loss	—	—	—	—	—	—	—	—	—	(72,062)	(72,062)
Balance June 30, 2021	—	—	—	—	17,507,283	17,507	11,907,281	11,907	13,626,397	(13,914,586)	(258,775)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,081	—	1,081
Sale of common stock for cash	—	—	—	—	—	—	700,000	700	174,300	—	175,000
Net loss	—	—	—	—	—	—	—	—	—	(111,181)	(111,181)
Balance September 30, 2021	—	—	—	—	17,507,283	$17,507	12,607,281	$12,607	$13,801,778	$(14,025,767)	$(193,875)

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(133,013)	$(685,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	23,466	23,587
Stock-based compensation	3,244	13,699
Gain on sale of equity method investment	(100,000)	—
Changes in operating assets and liabilities:
Prepaid Expenses	(7,240)	(1,942)
Accounts payable	(5,177)	81,579
Accounts payable, related parties	(102,000)	190,548
Accrued salaries, related party	—	115,312
Net Cash Used in Operating Activities	(320,720)	(262,512)

Cash Flows from Investing Activities:
Proceeds from sale of equity method investment	100,000	—
Net Cash Used in Investing Activities	100,000	—

Cash Flows from Financing Activities:
Proceeds from sale of common stock	385,000	—
Net Cash Provided By Financing Activities	385,000	—

Net Increase (decrease) in Cash	164,280	(262,512)

Cash, Beginning of period	1,269	264,166

Cash, End of period	$165,549	$1,654

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $133,013 for the nine months ended September 30, 2021, we had a working capital deficit of $580,498 and an accumulated deficit of $14,025,767 as of September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from this uncertainty.

In March 2020, the World Health Organization declared the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact to the Company’s ability to secure additional debt or equity funding to support operations in 2020. In 2021, the Company raised $385,000 through September 30, 2021 from the sale of 1,540,000 shares of common stock (see Note7). Since October 1, 2021, the Company has raised $125,000 (see Note 8) and management intends to raise additional funds in 2021 to support current operations and extend research and development of its product line. No assurance can be given that the Company will be successful in this effort. If the Company is unable to raise additional funds in 2021, it will be forced to severely curtail all operations and research and development activities.

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

These unaudited condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2020, filed on Form 10-K with the Securities and Exchange Commission on September 17, 2021. Interim results of operations for the three and nine months ended September 30, 2021, and 2020, are not necessarily indicative of future results for the full year. The unaudited condensed consolidated financial statements of the Company include the consolidated accounts of VLS and its’ wholly owned subsidiary VI. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. The Company held no cash equivalents as of September 30, 2021, and December 31, 2020. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

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

The Company’s equity method investment consisted of equity owned in Athens Encapsulation Inc. (“AEI”), a Company controlled by former directors of the Company which was given to the Company as part of an investment and restructuring agreement entered into in May 2019. In January 2021, the Company sold its’ equity investment in AEI, back to AEI for $100,000, which is included in gain on sale of equity method investment for the nine months ended September 30, 2021. As of September 30, 2021, the Company did not have any remaining equity investment in AEI. During the three and nine months ended September 30, 2021, and 2020, the Company’s proportionate share of net income was insignificant.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021.

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

The Company’s contracts with customers are generally on a contract and work order basis and represent obligations that are satisfied at a point in time, as defined in the new guidance, generally upon delivery or has services are provided. Accordingly, revenue for each sale is recognized when the Company has completed its performance obligations. Any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. The Company did not generate any revenue for the three and nine months ended September 30, 2021, and 2020.

Stock-Based Compensation

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three and nine months ended September 30, 2021, the Company incurred $-0- and $7,243, respectively, in research and development expenses to a related party. For the three and nine months ended September 30, 2020, research and development costs, related party, were $-0- and $94,048, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of September 30, 2021, and 2020, the Company’s dilutive securities are convertible into 23,467,283 and 17,431,756 shares of common stock, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive.

The following table represents the classes of dilutive securities as of September 30, 2021, and 2020:

	September 30, 2021	September 30, 2020
Common stock to be issued	17,507,283	651,281
Convertible preferred stock	-	10,440,000
Stock options	1,900,000	2,193,750
Warrants to purchase common stock	4,060,000	4,146,725
	23,467,283	17,431,756

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021, and 2020.

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

The Company’s intangible assets consisted of the following at September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020
Licensed patents	$492,514	$492,514
Accumulated amortization	(113,132)	(89,665)
Balance	$379,382	$402,849

The Company recognized $7,823 and $23,467 of amortization expense related to the License Agreement with MGH for the three and nine months ended September 30, 2021, and $7,862 and $23,587 for the three and nine months ended September 30, 2020, respectively.

Future expected amortization of intangible assets is as follows:

Fiscal year ending December 31,
2021 (months remaining)	$7,823
2022	31,299
2023	31,299
2024	31,299
2025	31,299
Thereafter	246,363
$379,382

NOTE 5 – RELATED PARTY TRANSACTIONS

Consulting Agreement

On June 21, 2019, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mark Poznansky, MD, (the “Consultant”) a minority stockholder and former Director. The Company engaged the Consultant to render consulting services with respect to informing, guiding and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Consulting Agreement is for one year (the “Initial Term”) and the Company agreed to pay the Consultant $3,000 per month commencing June 1, 2019, with the fee increasing to $6,000 per month commencing on the 1st day of the month following the completion of a $5 million in fundraising by the Company. The Consulting Agreement was not renewed after the Initial Term due the Company’s working capital deficiencies. The Company incurred expenses of $-0- and $18,000 for the three and nine months ended September 30, 2020, respectively, related to the Consulting Agreement which is included in professional fees on the unaudited condensed consolidated statements of operations. As of September 30, 2021, and December 31, 2020, $9,000, respectively is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets, related to the Consulting Agreement.

MGH License Agreement

On May 8, 2013, VI and MGH, a principal stockholder (see Note 6) entered into the License Agreement, pursuant to which MGH granted to the Company, in the field of coating and transplanting cells, tissues and devices for therapeutic purposes, on a worldwide basis: (i) an exclusive, royalty-bearing license under its rights in Patent Rights (as defined in the License Agreement) to make, use, sell, lease, import and transfer Products and Processes (each as defined in the License Agreement); (ii) a non-exclusive, sub-licensable (solely in the License Field and License Territory (each as defined in the License Agreement)) royalty-bearing license to Materials (as defined in the License Agreement) and to make, have made, use, have used, Materials for only the purpose of creating Products, the transfer of Products and to use, have used and transfer processes; (iii) the right to grant sublicenses subject to and in accordance with the terms of the License Agreement, and (iv) the nonexclusive right to use technological information (as defined in the License Agreement) disclosed by MGH to the Company under the License Agreement, all subject to and in accordance with the License Agreement (the “License”).

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

The Company incurred costs to MGH of $-0- and $7,243, respectively, for the three and nine months ended September 30, 2021, and is classified as research and development costs, related party, on the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2020, the Company incurred costs to MGH of $-0- and $94,048, respectively. As of September 30, 2021, and December 31, 2020, $-0- and $101,180, respectively, is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets.

During the three and nine months ended September 30, 2021, and 2020, there have not been any sales of Product or Process under this License Agreement.

Accounts Payable, related parties and Accrued Salaries, related party

The Company incurred director fees of $22,500 and $67,500 for the three and nine months ended September 30, 2021, and 2020, respectively, to Federico Pier, the Company’s Chairman of the Board, which are included in personnel costs on the unaudited condensed consolidated statements of operations. As of September 30, 2021, and December 31, 2020, $75,000 and $67,500, respectively, of these director fees are included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets.

The Company incurred consulting fees of $15,000 and $45,000 for the three and nine months ended September 30, 2021, and 2020, respectively, to Jeff Wright, the Company’s Chief Financial Officer, which are included in professional fees on the unaudited condensed consolidated statements of operations. As of September 30, 2021, and December 31, 2020, $50,180 and $45,000, respectively, is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets.

In August 2020, Frances Tonneguzzo, the Company’s Chief Executive Officer (the “former CEO”) tendered her resignation as CEO. For the three and nine months ended September 30, 2021, the Company did not incur any expenses and for the three and nine months ended September 30, 2020, the Company incurred expenses of $35,554 and $172,354 to the former CEO, which are included in personnel costs on the unaudited condensed consolidated statements of operations. As of September 30, 2021, and December 31, 2020, $115,312, respectively, of unpaid salary to the former CEO is included in accrued salaries, related party on the unaudited condensed consolidated balance sheets.

Sale of Equity Method Investment

In January 2021, the Company sold its’ equity investment in AEI back to AEI for $100,000, which is included in gain on sale of equity method investment on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2021 (see Note 3).

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

The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of Product or Process equal or exceeding $100,000,000 in any calendar year and $4,000,000 within sixty (60) days after the first achievement of total net sales of Product or Process equal to or exceeding $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights. No expense reimbursements were paid to MGH during the three and nine months ended September 30, 2021.

Consulting Agreement

On June 21, 2019, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with C&H Capital, Inc. (the “Consultant”). The Company engaged the Consultant to render consulting services to facilitate long range strategic investor relations planning and other related services. The initial term of the Consulting Agreement is for one year (the “Initial Term”) and the Company agreed to pay the Consultant $3,500 on the last business day for each month of service. The Consulting Agreement was not renewed after the Initial Term due the Company’s working capital deficiencies. The Consulting Agreement expired June 30, 2020, and was not renewed. The Company incurred expenses of $-0- and $21,000 for the three and nine months ended September 30, 2020, related to the Consulting Agreement and is included in professional fees on the unaudited condensed consolidated statements of operations. On June 21, 2019, the Consultant also received a stock option grant of 50,000 shares of common stock that vested upon the grant, with an exercise price of $0.25 per share. As of September 30, 2021, and December 31, 2020, the balance owed to the Consultant was $14,000, respectively, and is included in accounts payable on the unaudited condensed consolidated balance sheet.

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

As of September 30, 2021, and December 31, 2020, there were -0- and 3,000,000 shares, respectively, of Series A Preferred Stock issued and outstanding.

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

As of September 30, 2021, and December 31, 2020, there were -0- and 4,440,000 shares, respectively, of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of common stock, $0.001 par value per share. As of September 30, 2021, and December 31, 2020, there were 17,561,550 and 17,483,283 shares, respectively, of common stock outstanding.

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

During the nine months ended September 30, 2021, the Company sold 1,540,000 shares of common stock pursuant to a Private Placement Memorandum (the “PPM”) for $0.25 per share and received $385,000.

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

As of September 30, 2021, and December 31, 2020, there were 17,507,283 and 651,281, respectively, shares of common stock to be issued. The September 30, 2021 amount relates to 6,000,000 shares of common stock be issued for the automatic conversion of the Series A Preferred Stock, 4,440,000 shares of common stock to be issued for the automatic conversion of the Series B Preferred Stock, 1,540,000 shares of common stock to be issued pursuant to stock subscription agreements, 597,281 shares to be issued pursuant to a Stock Issuance and Release Agreement (“SRI Agreement”) executed by the Company in February 2019 to stockholders for no consideration who purchased shares in 2018 at $1.85, and 30,000 shares of common stock to be issued to two initial shareholders of VI. The September 30, 2020, amount relates to 621,281 shares to be issued pursuant to the SRI Agreement and 30,000 shares of common stock to be issued to two initial shareholders of VI.

Stock Options

The following table summarizes activities related to stock options of the Company for the nine months ended September 30, 2021:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)
Outstanding at December 31, 2020	1,900,000	$0.66	6.83
Outstanding at September 30, 2021	1,900,000	$0.66	6.08
Exercisable at September 30, 2021	1,875,000	$0.67	6.06

The Company did not grant any options to purchase shares of common stock during the nine months ended September 30, 2021.

The Company recorded stock compensation expense of $1,081 and $3,244 for the three and nine months ended September 30, 2021, respectively, and $2,883 and $13,699 for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, 25,000 options to purchase shares of common stock remain unvested and $3,245 of stock compensation expense remains unrecognized and will be expensed over a weighted average period of 0.50 years.

Warrants

The following table summarizes activities related to warrants of the Company for the nine months ended September 30, 2021:

	Number of Warrants	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2020	4,146,725	$0.53	1.50
Expired	86,725	1.85
Outstanding and exercisable at September 30, 2021	4,060,000	$0.50	0.76

The Company did not issue any warrants during the nine months ended September 30, 2021.

NOTE 8 – SUBSEQUENT EVENTS

In June 2021, the Company entered into Security Purchase Agreements (“SPA’s) with select accredited investors in connection with a private offering by the Company to raise a maximum of $1,000,000 through the sale of common stock of the Company at $0.25 per share. Since October 1, 2021, the Company has raised an aggregate amount of $125,000 as of the date of these unaudited condensed consolidated financial statements.

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

Results of Operations – Three and Nine Months Ended September 30, 2021, and 2020

Revenues

The Company did not have any revenues from continuing operations for the three and nine months ended September 30, 2021 and 2020.

Operating Expenses

We classify our operating expenses into four categories: personnel costs, research and development expenses, professional fees, and general and administrative expenses. The Company’s total operating expenses for the three and nine months ended September 30, 2021, were $111,181 and $233,013 respectively, compared to $89,221 and $685,295, respectively, for the three and nine months ended September 30, 2020.

The resignation of our former CEO in August 2020, resulted in a decrease in personnel costs to $23,073 from $59,756 for the three months ended September 30, 2021, and to $68,532 from $252,487 for the nine months ended September 30, 2020. The decreases in research and development and general and administrative expenses was primarily due to the negative impact of COVID-19, which hindered the Company’s ability to raise the additional capital necessary to maintain regular operating activities. The increase in professional fees to $79,204 from $15,925 for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, respectively, was primarily due to accounting and legal fees incurred to bring the Company current with all public filing requirements pursuant to The Securities and Exchange Commission (the “SEC”) adopting amendments to Rule 15c2-11 which, in part, required issuers to be current and publicly available for broker-dealers to quote their securities in the OTC market by September 28, 2021. However, the overall impact of COVID-19 resulted in a decrease in professional fees to $130,526 from $302,259, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, respectively.

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

Liquidity and Capital Resources

At September 30, 2021, we had $165,549 of cash on hand and an accumulated deficit of $14,025,767.

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

In January 2021, the Company sold its’ equity investment in AEI, back to AEI for $100,000, which is included in other income for the nine months ended September 30, 2021. In June 2021, the Company entered into Security Purchase Agreements (“SPA’s) with select accredited investors in connection with a private offering by the Company to raise a maximum of $1,000,000 through the sale of common stock of the Company at $0.25 per share. During the nine months ended September 30, 2021, the Company has raised an aggregate amount of $385,000 from the sale of 1,540,000 shares of common stock, and since October 31, 2021, the Company has raised an additional $125,000 from the sale of 500,000 shares of common stock as of the date these unaudited condensed consolidated financial statements. We will still require additional capital to meet our liquidity needs.

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

Working Capital Deficit

	September 30, 2021	December 31, 2020
Current Assets	$165,549	$1,269
Current Liabilities	746,047	853,224
Working Capital Deficit	$(580,498)	$(851,955)

Cash Flows

Cash activity for the nine months ended September 30, 2021, and 2020 is summarized as follows:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(320,720)	$(262,512)
Net cash provided by investing activities	100,000	-
Net cash provided by financing activities	385,000	-
Net increase (decrease) in cash	$164,280	$(262,512)

As of September 30, 2021, the Company had $165,549 of cash on hand.

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

The Company’s management, including its Chairman of the Board and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021, and concluded that the Company has a material weakness in disclosure controls and procedures as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2021, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 12, 2021

Vicapsys Life Science, Inc.

By:	/s/ Federico Pier
Federico Pier
Executive Chairman of the Board (Principal Executive Officer)

By:	/s/ Jeffery Wright
Jeffery Wright
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

