Form 10-K
period 2021-12-31
Vicapsys Life Sciences, Inc.
filed 2022-03-16
CIK 1468639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

7778 Mcginnis Ferry Rd. #270

Suwanee, GA 30024

(Address of registrant’s principal executive offices) (Zip code)

Registrant’s telephone number, including area code (972) 891-8033

Securities registered under Section 12(b) of the Act:

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter ($1.43) was $11,646,230.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of March 15, 2022, was 30,814,564 shares (includes common stock to be issued of 651,281 shares).

Documents Incorporated by Reference

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, or “may”, or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward–looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward–looking statements. While we make these forward–looking statements based on various factors and using numerous assumptions, there is no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A, “Risk Factors” of this annual report on Form 10-K.

The forward–looking statements are based upon our beliefs and assumptions using information available at the time we make these statements. We caution you not to place undue reliance on our forward–looking statements as (i) these statements are neither predictions nor guaranties of future events or circumstances, and (ii) the assumptions, beliefs, expectations, forecasts and projections about future events may differ materially from actual results. We undertake no obligation to publicly update any forward–looking statement to reflect developments occurring after the date of this annual report on Form 10-K.

PART I

Item 1. Business

ORGANIZATION

Vicapsys Life Sciences, Inc. (“VLS” or the “Company”) was incorporated in the State of Florida on July 8, 1997 under the name All Product Distribution Corp. On August 19, 1998, the Company changed its name to Phage Therapeutics International, Inc. On November 13, 2007, the Company changed its name to SSGI, Inc. On September 13, 2017, the Company changed its name to Vicapsys Life Sciences, Inc., effected a 1-for-100 reverse stock split of its outstanding common stock, increased the Company’s authorized capital stock to 300,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of “blank check” preferred stock, par value $0.001 per share. On December 22, 2017, pursuant to a Share Exchange Agreement (the “Exchange Agreement”) by and among VLS, Michael W. Yurkowsky, ViCapsys, Inc. (“VI”) and the shareholders of VI, VI became a wholly owned subsidiary of VLS. We refer to VLS and VI together as the “Company”. VLS serves as the holding company for VI. Other than its interest in VI, VLS does not have any material assets or operations.

The Company’s strategy is to develop and commercialize, on a worldwide basis, various intellectual property rights (patents, patent applications, know how, etc.) relating to a series of encapsulated product candidates that incorporate proprietary derivatives of the chemokine CXCL12 for creating a zone of immunoprotection around cells, tissues, organs and devices for therapeutic purposes. The product name VICAPSYN™ is the Company’s line of proprietary product candidates that is applied to transplantation therapies and related stem-cell applications in the transplantation field. The lead product candidate embodiment in transplantation therapy to treat Type 1 Diabetes (“T1D”) is an encapsulated human islet cell cluster that is intended to restore normal glucose control when implanted into the peritoneal cavity of a patient. During the research and development process in transplantation, the Company and its related academic researchers had a novel and unexpected finding. The transplanted islet clusters were absolutely free of any signs of fibrotic encapsulation. This anti-fibrotic effect was reconfirmed in additional research studies and the Company has now moved into the development of another product candidate line based on CXCL12 with the trade name of VYBRIN™. The clinical applications of VYBRIN™ are being explored in several areas including (1) prevention of post-surgical adhesions in abdominal surgery, (2) coating of implantable medical devices and other implants to eliminate fibrosis and (3) wound healing with a focus on diabetic ulcers.

MGH License Agreement

On May 8, 2013, VI and The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”) entered into an Exclusive Patent License Agreement, as amended (the “License Agreement”), pursuant to which MGH granted to the Company, in the field of coating and transplanting cells, tissues and devices for therapeutic purposes (the “License Field”), on a worldwide basis (the “License Territory”): (i) an exclusive, royalty-bearing license under its rights in its Patent Cooperation Treaty (PCT) patent application serial number PCT/US00/09678, filed on March 7, 2000, including any division, continuation (but not continuation in part) U.S. and foreign patent application, Letters Patent, and/or the equivalent thereof issuing thereon, and/or reissue, re-examination or extension thereof (the “Patent Rights”), to make, use, sell, lease, import and transfer any article, device or composition, the manufacture, use, or sale of which, in whole or in part (the “Products”), employs, is based upon or is derived from research data, designs, formulae, process information and other information pertaining to the invention(s) claimed in the Patent Rights which is created by Dr. Poznansky and owned by MGH and is not confidential information of or otherwise obligated to any third party and which Dr. Poznansky knows as of the date of the License Agreement and reasonably believes is necessary in order for Company to utilize the licenses granted thereunder (the “Technical Information”); (ii) a non-exclusive, sub-licensable (solely in the License Field and License Territory royalty-bearing license to the Company’s xenotransplantation (animal-to-human transplants) patent rights to the issued U.S. Patent/s numbered 6,153,428; 6,413,769; 7,547,522 and 7,547,816 and/or the equivalent of such application including any division, continuation (but not including continuation-in-part), U.S. and foreign patent application, Letters Patent, and/or the equivalent thereof issuing thereon, and/or reissue, re-examination or extension thereof (the “Xenotransplantation Patent Rights”), and to make, have made, use, have used, biological material that incorporates, is derived from, is related to, or is a modified form of the Xenotransplantation Patent Rights for only the purpose of creating Products, the transfer of Products and to use, have used and transfer processes that employs or is derived from Technical Information; (iii) the right to grant sublicenses subject to and in accordance with the terms of the License Agreement, and (iv) the nonexclusive right to use Technological Information disclosed by MGH to the Company under the License Agreement, all subject to and in accordance with the License Agreement.

As amended by the Eighth Amendment to the License Agreement on March 14, 2022 (“Effective Date”), which replaces the prior pre-sales due diligence requirements in their entirety, the License Agreement requires that the Company satisfy the following requirements prior to the first sale of Products (“MGH License Milestones”), by certain dates.

Pre-Sales Diligence Requirement

(i)	The Company shall provide a detailed business plan and development plan by June 1st, 2022.
(ii)	The Company shall raise $2 million in financing by December 1st, 2022.
(iii)	The Company shall raise an additional $8 million in financing by December 1st, 2023.
(iv)	The Company shall initiate research regarding the role of CXCL12 in beta cell function and differentiation by January 1st, 2023.
(v)	The Company shall initiate diabetic non-human primate studies using cadaveric islets encapsulated in the CXCL12 technology by March 1st, 2023.
(vi)	The Company shall initiate research regarding other applications of the CXCL12 platform by June 1st, 2023.
(vii)	The Company shall initiate a Phase I clinical trial of a Product or Process by March 1st, 2024.
(viii)	The Company shall initiate a Phase II clinical trial of a Product or Process within thirteen (13) years from Effective Date.
(ix)	The Company shall initiate Phase III clinical trial of a Product or Process within sixteen (16) years from Effective Date.

Additionally, as amended by the Eighth Amendment to the License Agreement on March 14, 2022, which replaces the prior post-sales due diligence requirements in their entirety, the License Agreement requires that the Company satisfy the following requirements post-sales of Products (“MGH License Milestones”), by certain dates.

Post-Sales Diligence Requirements

(i)	The Company shall itself or through an Affiliate or Sublicensee make a First Commercial Sale within the following countries and regions in the License Territory within eighteen (18) years after the Effective Date of this Agreement: US and Europe and China or Japan.

(ii)	Following the First Commercial Sale in any country in the License Territory, Company shall itself or through its Affiliates and/or Sublicensees use commercially reasonable efforts to continue to make Sales in such country without any elapsed time period of one (1) year or more in which such Sales do not occur due to lack such efforts by Company.

In consideration of the update to the diligence milestones, the Company shall pay the following annual minimum royalty payments:

(i)	Prior to the First Commercial Sale, the Company shall pay to Hospital a non-refundable annual license fee of ten thousand dollars ($10,000) by June 30, 2022, and on each subsequent anniversary of the Eighth Amendment Effective Date thereafter.
(ii)	Following the First Commercial Sale, Company shall pay Hospital a non-refundable annual minimum royalty in the amount of one hundred thousand dollars United States Dollars ($100,000) per year within sixty (60) days after each annual anniversary of the Effective Date. The annual minimum royalty shall be credited against royalties subsequently due on Net Sales made during the same calendar year, if any, but shall not be credited against royalties due on Net Sales made in any other year.

The License Agreement also requires the Company to pay to MGH a 1% royalty rate on net sales related to the first license sub-field, which is the treatment of T1D. Future sub-fields shall carry a reasonable royalty rate, consistent with industry standards, to be negotiated at the time the first such royalty payment shall become due with respect to the applicable Products and Processes (as defined in the License Agreement). The License Agreement additionally requires the Company to pay to MGH a $1 million “success payment” within 60 days after the first achievement of total Net Sales of Product or Process equal or exceed $100 million in any calendar year and $4 million within 60 days after the first achievement of total Net Sales of Product or process equal or exceed $250 million in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights.

The License Agreement expires on the later of (i) the date on which all issued patents and filed patent applications within the Patent Rights have expired or been abandoned, and (ii) one year after the last sale for which a royalty is due under the License Agreement.

The License Agreement also grants MGH the right to terminate the License Agreement if the Company fails to make any payment due under the License Agreement or defaults in the performance of any of its other obligations under the License Agreement, subject to certain notice and rights to cure set forth therein. MGH may also terminate the License Agreement immediately upon written notice to the Company if the Company: (i) shall make an assignment for the benefit of creditors; or (ii) shall have a petition in bankruptcy filed for or against it that is not dismissed within 60 days of filing.

The Company may terminate the License Agreement prior to its expiration by giving 90 days’ advance written notice to MGH, and upon such termination shall, subject to the terms of the License Agreement, immediately cease all use and sales of Products and Processes.

As of the date hereof, there have not been any sales of product or process under this License Agreement.

Manufacturing

We intend to contract primarily with small and medium-sized manufacturers that are subject to FDA compliance and approval standards. These manufacturers are highly innovative and cost effective because of their streamlined sales infrastructures. All of our manufacturing partners will be qualified to manufacture under the FDA’s Quality System Regulations/ISO 13485 standards. The Company intends to retain in-house the quality assurance function so that we can approve all products prior to their release to market. We also intend to utilize high quality software in an effort to assure that our products remain compliant throughout all operations. The Company believes that there are no significant issues with availability of needed materials that would prevent us from meeting the projected market demand for our initial products in a timely manner. Packaging design and manufacturing will be outsourced to one or more experienced medical device packaging companies. The Company believes that this will allow for accelerated time to market and optimizing the shelf life of those products that are pre-packaged sterile.

Our Market

We intend to develop therapeutic products for treatment of T1D. A 2020 report from Centers for Disease Control and Prevention (the “CDC”) shows a nearly 30% increase in T1D diagnoses in the United States, with youth cases growing most sharply among diverse populations. The CDC’s 2020 National Diabetes Statistics Report cites that in the United States, T1D diagnoses included 1.4 million adults, 20 years and older, and 187,000 children younger than 20.

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

Several companies are developing therapies to treat T1D. The companies listed below are select competitors that are specifically developing competitively or potentially competitive transplant technologies for treatment of T1D.

●	ViaCyte Inc. develops human embryonic stem cells that differentiate into pancreatic progenitor cells. We believe they are one of our most significant and advanced competitors, as they announced on August 1, 2017 that the first patients have been implanted with the PEC-Direct™ product candidate, an islet cell replacement therapy in development as a functional cure for patients with T1D who are at high risk for acute life-threatening complications. ViaCyte has established a collaboration with W.L. Gore & Associates, the makers of Goretex to created devices for implantation and protection of transplanted islets. ViaCyte is currently recruiting for a Phase 1/II clinical trial (NCT03163511).

●	Sernova Corp. is a microcap company trading on the Toronto, Canada exchange that has developed a macro-cell pouch system for encapsulating cadaveric (allo-) islets that is currently in a Phase 1/II clinical trial. In July 2019, Sernova reported interim analysis demonstrating the cell pouch transplanted with islet cells showed initial safety as well as key efficacy measures.

●	Beta O2 Technologies Ltd. (Rosh-Haayin, Israel). A biomedical company developing an implantable device, the BetaAir, to encapsulate islet cells for the treatment of T1D. They are in the process of changing from a device that requires external infusion of oxygen into their encapsulation device containing islet cells. Last public information was in 2015. The current status of Beta O2 Technologies Ltd. is unclear.

●	DefyMed (Strasbourg, France): Defymed was founded in 2011 to develop implantable bio-artificial medical devices for diverse therapeutic applications, with a first focus on T1D. The diabetes product, named MAILPAN® (Macro- encapsulation of PANcreatic Islets), is a result of work done by the Centre Europeen d’etude du Diabete (CeeD), STATICE and the Centre de Transfert de Technologies du Mans (CTTM). The Mailpan system which is still in preclinical development uses non-biodegradable, biocompatible membranes for selective diffusion of insulin and glucose while protecting implanted stem-cell derived beta cells.

●	Sigilon Therapeutics is a discovery-based platform combines cell engineering and its proprietary Afibromer™ technology, a new class of implantable biomaterials that do not trigger fibrosis. The company will develop products that emerge from its discovery platform to treat serious hematologic, enzyme deficiency and endocrine disorders –including T1D. Sigilon partnered with Lilly on the T1D indication in April 2018 but no recent information is available on the status of the partnership.

●	Novo Nordisk has a stem cell line that differentiates into beta cells and one of the largest diabetes franchises in the world. In collaboration with Cornell researchers they have developed a hydrogel-based nanofiber encapsulation device with macroscopic dimensions. Currently appears to be in pre-clinical development.

●	Sanofi and Evotec formed a partnership to jointly develop a beta cell replacement therapy for the treatment of diabetes in a deal that could reach more than 300 million Euros in potential milestone payments. Evotec achieved a milestone in 2018 for a manufacturing process for generation of iPSC-derived beta cells including scale-up. Collaboration is still in the pre-clinical phase.

Several companies have developed and are continuing to develop products and treatments to treat scar formation and/or internal adhesions resulting from the fibrosis process, which may compete with the products and treatments that we develop.

The following selected companies are developing products to treat scar formation and/or internal adhesions:

●	Baxter Healthcare has been marketing Adept®, a liquid solution for adhesion reduction, for gynecologic laparoscopic adhesiolysis indications since 2006. Baxter’s Adept solution has been extensively studied and its ability to prevent adhesions is controversial. Baxter Healthcare also markets COSEAL®, a synthetic hydrogel used in patients undergoing cardiac or abdomino-pelvic surgery to prevent or reduce the incidence, severity and extent of postsurgical adhesion formation. In February 2020, Baxter acquired the Sanofi franchise for Seprafilm Adhesion Barrier, a mechanical bioresorbable adhesion barrier that is indicated for the reduction in the incidence, extent, and severity of postoperative adhesions in patients undergoing abdominal or pelvic laparotomy. While Seprafilm is regarded as an effective barrier, challenges with respect to placement remain and limit its widespread use.

●	Gynecare Worldwide, a division of Ethicon, Inc., a Johnson & Johnson company, markets Interceed®, a sheet adhesion barrier similar in intended use to Seprafilm but is indicated only for selected open gynecological indications.

●	FzioMed, Inc. has received CE Mark approval in the European Union for Oxiplex®/AP Gel, an adhesion barrier for abdominal/pelvic surgery, and is conducting a clinical trial in the U.S., which is expected to be completed by December 2020. Fziomed has announced a global distribution agreement with Ethicon for distribution of Oxiplex/AP Gel.

●	Covidien introduced SprayShield®, an adhesion barrier used in abdominopelvic procedures, that is approved for sale in Europe. In 2013, Covidien sold the SprayShield product line to Integra Life Sciences.

Research and Development

The Company is primarily engaged in preclinical testing of CXCL12 and delivery systems associated with the treatment of T1D. Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2021, and 2020, the Company recorded $17,698 and $102,180, respectively, of research and development expenses to a related party.

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

For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with CGTP. These requirements are found in FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the CGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission, and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies for products intended for the U.S. market, and with analogous health regulatory agencies for products intended for other markets globally. Both U.S. and non-U.S. manufacturing establishments must register and provide additional information to the FDA and/or other health regulatory agencies upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether U.S. or non-U.S., is deemed misbranded under the FDCA, and could be affected by similar as well as additional compliance issues in other jurisdictions. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA or other governing health regulatory agency may lead to a product being deemed to be adulterated.

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

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

●	the federal civil and criminal false claims laws, including the civil U.S. False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious, or fraudulent or knowingly making, using, or causing to be made or used a false record or statement to avoid, decrease, or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act;

●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, (collectively “HIPAA”) which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program (including private payors) or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services;

●	HIPAA, which impose obligations with respect to safeguarding the privacy, security, and transmission of individually identifiable information that constitutes protected health information, including mandatory contractual terms and restrictions on the use and/or disclosure of such information without proper authorization;

●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the U.S. Patient Protection and Affordable Care Act, as amended by the U.S. Health Care and Education Reconciliation Act, collectively, the Affordable Care Act (the “ACA”), which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, and requires certain manufacturers and applicable group purchasing organizations to report ownership and investment interests held by physicians or their immediate family members;

●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

●	The Foreign Corrupt Practices Act, or FCPA, prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and

●	analogous laws and regulations in other national jurisdictions and states, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the ACA went into effect, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the ACA of importance to our potential product candidates are:

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

On January 20, 2017, then-United States President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. A second Executive Order signed in 2017 terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Congress continues to consider subsequent legislation to replace elements of the Affordable Care Act or to repeal it entirely. It is unclear whether new legislation modifying the Affordable Care Act will be enacted, and, if so, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. We plan to continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement may have on our business.

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

Employees

As of December 31, 2021, we have two employees. None of our employees are represented by a labor union, and none of our employees has entered into a collective bargaining agreement with us. We consider our employee relations to be good.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our mailing address is 7778 Mcginnis Ferry Rd., Ste 270, Suwanee, GA 30024, which is a mailbox provided by an officer of the Company, we currently do not maintain a corporate office. Our telephone number is (972) 891-8033.

ITEM 3. LEGAL PROCEEDINGS.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market

Our common stock is quoted on the OTC Pink under the symbol “VICP” and there is no established public trading market for the class of common equity.

The following table includes the high and low bids for our common stock for the fiscal years ended December 31, 2021 and 2020.

Period Fiscal Year 2021	High	Low
First Quarter (January 1, 2021 – March 31, 2021)	$2.00	$1.50
Second Quarter (April 1, 2021 – June 30, 2021)	$2.05	$1.11
Third Quarter (July 1, 2021 – September 30, 2021)	$1.43	$0.0001
Fourth Quarter (October 1, 2021 – December 31, 2021)	$2.00	$0.25

Period Fiscal Year 2020	High	Low
First Quarter (January 1, 2020 – March 31, 2020)	$2.50	$1.50
Second Quarter (April 1, 2020 – June 30, 2020)	$2.50	$2.50
Third Quarter (July 1, 2020 – September 30, 2020)	$2.50	$0.10
Fourth Quarter (October 1, 2020 – December 31, 2020)	$2.15	$1.50

The most recent sale of our common stock on the OTC Pink was on February 7, 2022 at a price of $2.60. We do not believe this trading price represents the fair market value of the common stock because of the limited trading volume.

Holders

As of March 14, 2022, there are 30,241,550 shares of common stock outstanding, held by approximately 301 record holders of our common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the current intention of management to utilize all available funds for the development of our business.

Securities authorized for issuance under equity compensation plans

None.

Transfer Agent and Registrar

Our Transfer Agent is Issuer Direct Corporation located at One Glenwood Avenue, Suite 1001, Raleigh, NC 27603.

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

Date of Transaction	Transaction type	Number of shares issued	Class of Securities	Were the shares issued at a discount	Individual/Entity shares were issued to	Reasons for issuance

3/1/2021	New	24,000	Common	Yes	Ronald Mitori Roth IRA	Purchased
5/26/2021	New	600,000	Common	Yes	YPH, LLC	Purchased
6/22/2021	New	100,000	Common	Yes	Ronald Mitori Roth IRA	Purchased
6/30/2021	New	40,000	Common	Yes	Victor Sasson	Purchased
7/7/2021	New	140,000	Common	Yes	Normdog, LLC	Purchased
7/8/2021	New	100,000	Common	Yes	Norman Esses	Purchased
7/15/21	New	100,000	Common	Yes	Victor Setton	Purchased
7/21/21	New	60,000	Common	Yes	Mark Chraime	Purchased
7/25/21	New	320,000	Common	Yes	YPH, LLC	Purchased
8/16/2021	New	80.000	Common	Yes	Harry Franco	Purchased
10/20/21	New	100,000	Common	Yes	NASC	Purchased
10/20/21	New	400,000	Common	Yes	RSG Limited Partnership	Purchased
11/12/21	New	100,000	Common	Yes	John Lemak	Purchased
11/15/21	New	100,000	Common	Yes	Ronald Mitori Roth IRA	Purchased

The securities referend above were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). All proceeds received in exchange for issuance of these shares were used for general corporate working capital.

Item 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements of our Company and notes thereto included elsewhere in this report.

Forward-Looking Statements

The following information specifies certain forward-looking statements of the management of our Company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements in this annual report on Form 10-K have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

All forward-looking statements in this annual report on Form 10-K are based on information available to us as of the date of this annual report on Form 10-K, and we assume no obligation to update any forward-looking statements.

Business Overview

Vicapsys Life Sciences, Inc. (“VLS”) serves as the holding company for ViCapsys, Inc., a Florida corporation incorporated on April 19, 2013 ( “VI”), which became a wholly owned subsidiary of the Company on December 22, 2017 pursuant to the Share Exchange Agreement. Other than its interests in VI, VLS does not have any material assets or operations. In this annual report on Form 10-K, we refer to VLS and VI together as the “Company.”

Our strategy is to develop and commercialize, on a worldwide basis, various intellectual property rights (patents, patent applications, know how, etc.) relating to a series of encapsulated product candidates that incorporate proprietary derivatives of the chemokine CXCL12 for creating a zone of immunoprotection around cells, tissues, organs and devices for therapeutic purposes. The product name VICAPSYN™ is the Company’s line of proprietary product candidates that is applied to transplantation therapies and related stem-cell applications in the transplantation field. The lead product candidate embodiment in transplantation therapy to treat T1D is an encapsulated human islet cell cluster that is intended to restore normal glucose control when implanted into the peritoneal cavity of a patient. During the research and development process in transplantation, the Company and its related academic researchers had a novel and unexpected finding. The transplanted islet clusters were absolutely free of any signs of fibrotic encapsulation. This anti-fibrotic effect was reconfirmed in additional research studies and the Company has now moved into the development of another product candidate line based on CXCL12 with the trade name of VYBRIN™. The clinical applications of VYBRIN™ are being explored in several areas including (1) prevention of post-surgical adhesions in abdominal surgery, (2) coating of implantable medical devices and other implants to eliminate fibrosis and (3) wound healing with a focus on diabetic ulcers.

Results of Operations

The Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenues

The Company did not have any revenues for the years ended December 31, 2021 and 2020.

Expenses

Operating expenses consist of personnel costs, research and development expenses, professional fees, travel expenses and general and administrative expenses. Our total operating expenses for the year ended December 31, 2021, were $336,871 compared to $765,844 for the year ended December 31, 2020, a decrease of $428,973. The decrease was partially a result of the resignation of our former CEO in August 2020, which resulted in a decrease in personnel costs of $194,825 for the year ended December 31, 2021, compared to the year ended December 31, 2020. Year-over year decreases in professional fees of $138,499, research and development expenses of $84,482 and general and administrative expenses of $11,167 was primarily due to the negative impact of COVID-19, which hindered the Company’s ability to raise the additional capital necessary to maintain operating activities compared to the previous year. Additionally, there was a decrease in stock-based compensation expense of $10,455 for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Other Income

Other income for the year ended December 31, 2021 of $100,000 was the result of the sale of the Company’s equity investment in AEI, back to AEI. There was no other income or other expenses for the year ended December 31, 2020.

Net Loss

As a result of the foregoing, the Company had a net loss of $236,871 for the year ended December 31, 2021, compared to a net loss of $765,844 for the year ended December 31, 2020.

Liquidity and Capital Resources

The Company is not currently generating revenues. At December 31, 2021, we had $217,295 cash on hand, a working capital deficit of $493,171 and an accumulated deficit of $14,129,625.

In January 2021, the Company sold its equity investment in AEI, back to AEI for $100,000, which is included in other income for the year ended December 31, 2021. During the year ended December 31, 2021, the Company entered into Securities Purchase Agreements with select accredited investors in connection with a private offering by the Company to raise a maximum of $1,000,000 through the sale of common stock of the Company at $0.25 per share. As of December 31, 2021, the Company has raised an aggregate amount of $560,000 from the sale of 2,240,000 shares of common stock.

However, we will require additional capital to meet our liquidity needs and do not believe that we have enough cash on hand to operate our business during the next 12 months. We anticipate we will need to raise an additional $1 million through the issuance of debt or equity securities to sustain base operations during the next 12 months, excluding development work. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholder. Debt financing, if available, may involve agreements that include conversion discounts or covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, or strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, products or therapeutic candidates or to grant licenses on terms that may not be favorable to us. These conditions, as well as our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations, raise substantial doubt about our ability to continue as a going concern. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities.

To date, we have financed our operations through our sale of equity and debt securities. Failure to generate revenue or to raise funds could cause us to go out of business, which would result in the complete loss of your investment.

We did not generate revenues from operations for the year ended December 31, 2021, and no substantial revenues are anticipated until we have implemented our full plan of operations. To implement our strategy to grow and expand per our business plan, we intend to generate working capital via private placements of equity or debt securities, or to secure one or more loans. If we are unsuccessful in raising capital, we could be required to cease business operations and investors would lose all of their investment.

Additionally, we will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. This additional corporate governance time required of management could limit the amount of time management has to implement our business plan and may impede the speed of our operations.

Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was $443,974, which primarily consisted of our net loss of $236,871 and the $100,000 gain on sale of the Company’s equity investment in AEI, adjusted for non-cash expenses of $31,329 of amortization and $4,326 of stock-based compensation expense. Net changes of $142,758 in operating assets and liabilities increased the cash used in operating activities.

For the year ended December 31, 2020, net cash used in operating activities from continuing operations was $262,897, which primarily consisted of our net loss from continuing operations of $765,844, adjusted for non-cash expenses of $31,424 of amortization and $14,781 of stock-based compensation expense. Net changes of $456,742 in operating assets and liabilities reduced the cash used in operating activities.

Investing Activities

During the year ended December 31, 2021, the Company sold its equity investment in AEI, back to AEI for $100,000. There were no investing activities from continuing operations for the year ended December 31, 2020.

Financing Activities

During the year ended December 31, 2021, the Company sold 2,240,000 shares of common stock at $0.25 per share and received proceeds of $560,000. There were no financing activities for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2021, there were no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to the useful life of the assets. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our consolidated financial statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation.

We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our interim condensed consolidated financial statements.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP. The consolidated financial statements of the Company include the consolidated accounts of VLS and VI, its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2021 and 2020 include useful life of property and equipment and intangible assets, valuation allowance for deferred tax asset and non-cash equity transactions and stock-based compensation.

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company held no cash equivalents as of December 31, 2021, and 2020. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

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

Long-Lived Assets

The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. Management has reviewed the Company’s long-lived assets for the years ended December 31, 2021, and 2020, and no such impairments were identified.

Equity Method Investment

The Company accounts for investments in which the Company owns more than 20% or has the ability to exercise significant influence of the investee, using the equity method in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 323, Investments—Equity Method and Joint Ventures. Under the equity method, an investor initially records an investment in the stock of an investee at cost and adjusts the carrying amount of the investment to recognize the investor’s share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor’s share of changes in the investee’s capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary, and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021 and 2020.

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

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation,” which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur, and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2021, and 2020, the Company recorded $17,698 and $102,180 of research and development expenses, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2021, and 2020, the Company’s dilutive securities are convertible into approximately 17,027,281 and 17,138,006 shares of common stock, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. The following table represents the classes of dilutive securities as of December 31, 2021, and 2020:

	December 31, 2021	December 31, 2020
Common stock to be issued	11,067,281	651,281
Convertible preferred stock	-	10,440,000
Stock options	1,900,000	1,900,000
Warrants to purchase common stock	4,060,000	4,146,725
	17,027,281	17,138,006

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

Going Concern

The independent auditors’ reports on our consolidated financial statements for the years ended December 31, 2021 and 2020 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the consolidated financial statements filed herewith.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements and Financial Statement Schedules appearing on pages F-1-F-17 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that review and evaluation, the CEO and CFO have concluded that, as of December 31, 2021, disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets;
●	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, our management, including our CEO and CFO, concluded that our internal control over financial reporting was not effective as of December 31, 2021, as described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers.

Set forth below is the name, age, and positions held by our executive officers and directors:

Name	Age	Position(s) and Office(s) Held
Federico Pier	54	Chief Executive Officer (Principal Executive Officer) and Executive Chairman of the Board of Directors
Jeffery Wright	39	Chief Financial Officer (Principal Financial and Accounting Officer)
Michael Yurkowsky	50	Director
John Potts	90	Director
Dorothy Jordan	65	Director

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

Federico Pier – Chief Executive Officer and Executive Chairman of the Board

Mr. Pier was appointed as the Executive Chairman of the Board in May 2019, and has served as the Company’s Chief Executive Officer since February 2022. Mr. Pier served as the Company’s interim Chief Executive Officer from August 2020 to February 2022. He is the Managing Director of YPH, LLC, a multifamily office investing in life sciences, energy, and technology. Mr. Pier has more than 25 years of experience in reverse mergers, structured finance, convertible debt and straight equity. He previously served as a Senior Director at Oppenheimer & Co. and as Managing Director at Bear Stearns. He holds a Bachelors’ degree from the University of North Texas and an MBA from the Graduate School of Management at the University of Dallas.

Jeffery Wright - Chief Financial Officer

Mr. Wright is a Certified Public Accountant who joined the Company in June 2019 as Controller. On February 1, 2020, he was promoted to Chief Financial Officer. Prior to joining the Company, Mr. Wright served as the Controller and Chief Financial Officer for Medovex Corporation (MDVX), a publicly traded medical device company that was subsequently acquired by H-CYTE Inc. Prior to his career with Medovex Corporation, Mr. Wright worked as an auditor at Ernst & Young within the Assurance Services division, where he managed audits of large ($2 billion to $10 billion annual revenue) publicly-traded companies. Prior to his career in public accounting, Mr. Wright worked as a trading analyst in the retirement trust services department at Reliance Trust Company, managing the institutional trading desk to settle mutual fund transactions with the National Securities Clearing Corporation. Mr. Wright holds Master of Professional Accountancy and Bachelor of Business Administration degrees from the Georgia State University Robinson College of Business and is a member of the Georgia Society of Certified Public Accountants.

Michael Yurkowsky – Director

Mr. Yurkowsky has been serving as a member of the Board of Directors of the Company since May 21, 2019. Mr. Yurkowsky has over 25 years of experience in different areas of the financial markets. He spent the first 10 years as a broker with several national Broker-Dealers. He also served as a licensed investment banker. From 2003 to 2010, he started and managed his own hedge fund specializing in debt arbitrage. In 2012, he opened his own family office, YP Holdings LLC, which has invested in over 50 private companies and participated in over 100 public company financing transactions. Mr. Yurkowsky is currently CEO of Immuni-T Inc., a clinical stage biotech firm. Mr. Yurkowsky serves on multiple public  and private Boards and been involved in several mergers and acquisitions transactions, as well as three reverse mergers.

John Potts, M.D. – Director

Dr. Potts served as the Jackson Distinguished Professor of Clinical Medicine at Harvard Medical School, Chairman of the Department of Medicine and Physician-in-Chief from 1981-1996 and Director of Research from 1995-2004. His career spans more than 50 years of distinguished service in science and medicine. The author of more than 500 scientific publications, he has been elected to the National Academy of Sciences, the Institute of Medicine and the American Academy of Arts and Sciences. Dr. Potts served as a member of the board of directors for many companies, including Genentech, BioSante and Cell Genesys, and has served as a member of the advisory boards for MPM Capital and Radius Health.

Dorothy Jordan – Director

Dr. Jordan graduated with a B.S. in Nursing from East Stroudsburg University, a Masters in Child Health from Emory University, a Post-Masters Certificate in Psychiatric Mental Health from Georgia State University, and a Doctor of Nursing Practice from the University of Tennessee Health Science Center. Dr. Jordan served for many years on the Juvenile Diabetes Research Foundation board and the Camp Kudzu board. She currently serves on the advisory board of the Emory University Winship Cancer Institute and the Emory University Child and Adolescent Mood Program.

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

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will submit director nominees in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

As with most small, early-stage companies, until such time as our Company further develops our business, achieves a revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board to include one or more independent directors, we intend to establish an audit committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our Board.

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

Director Independence

None of the members of our Board of Directors qualifies as an independent director in accordance with the published listing requirements of The NASDAQ Stock Market (“NASDAQ”). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. Based solely on its review of the forms it received, or written representations from reporting persons, except as set forth herein, the Company believes that all of its directors, executive officers and greater than 10% beneficial owners complied with all such filing requirements during 2021. Messrs. Pier, Wright, Yurkowsky and Potts, and Ms. Jordan previously failed to file required Form 3s. In addition, Bonderman Family Limited Partnership, ADEC Private Equity Investments LLC, and Massachusetts General Hospital, each of whom is a 10% stockholder, previously failed to file required Form 3s.

ITEM 11. EXECUTIVE COMPENSATION

2021 Summary Compensation Table

The following table sets forth information regarding compensation earned in or with respect to our fiscal years 2021 and 2020 for the following persons (collectively, the “named executive officers”):

(i)	our principal executive officer or other individual serving in a similar capacity during the fiscal year ended December 31, 2021;

(ii)	our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2021 whose compensation exceed $100,000; and

(iii)	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2021.

Name	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Federico Pier	2021	$-	$-	$-	$-
Chief Executive Officer (1)	2020	$-	$-	$-	$-

Jeffrey Wright	2021	$60,000	$-	$-	$60,000
Chief Financial Officer	2020	$60,000	$-	$-	$60,000

(1)	In February 2022, Mr. Pier was appointed as the Company’s Chief Executive Officer. Mr. Pier served as Interim Chief Executive Officer of the Company from August 2020 to February 2022. Mr. Pier receives $7,500 per month in his role of Executive Chairman of the Board of Directors of the Company, and did not receive any additional compensation for his role as CEO.

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

Outstanding Equity Awards At 2021 Fiscal Year-End

The following table presents information concerning unexercised options and unvested restricted stock awards for the named executive officer outstanding as of December 31, 2021.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Federico Pier	6/14/19	250,000	-	-	$0.25	6/14/29

Executive Officer Compensation - Employment Agreements

At this time, we do not have any written employment agreement or other formal compensation agreements with our officers and directors. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

Director Compensation

Mr. Federico Pier was named Executive Chairman of the Board of Directors in May 2019. For the years ended December 31, 2021, and 2020, the Company recorded expenses of $90,000 and $90,000 for these services. As of December 31, 2021, and 2020, Mr. Pier is owed $60,000 and $75,000, respectively, of accrued and unpaid director fees, and such amount is included in accounts payable, related parties on the consolidated balance sheet.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 14, 2022 for:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership of our common stock is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of March 14, 2022. Except as indicated by footnote, and subject to applicable community property laws, we believe the persons identified in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

In the following table, percentage ownership is based on 30,241,550 shares of our common stock. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of voting securities subject to options or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of March 14, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each of the following persons is c/o Vicapsys Life Sciences, Inc., 7778 Mcginnis Ferry Rd. #270, Suwanee, GA 30024. Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name	Class of Security	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Executive Officers and Directors:

Federico Pier	Common Stock	855,785	(2)	2.8%

Jeffery Wright	Common Stock	-		-%

Michael Yurkowsky	Common Stock	5,104,781	(3)	15.8%

John Potts	Common Stock	225,000		* %

Dorothy Jordan	Common Stock	112,500		* %

All Executive Officers and Directors as a group (5 persons)	Common Stock	6,298,066	(4)	19.3%

More than 5% Beneficial Owners:

Bonderman Family Limited Partnership (5)	Common Stock	6,800,000	(6)	21.8%

ADEC Private Equity Investments LLC (7)	Common Stock	3,600,000	(8)	11.7%

Steve Gorlin	Common Stock	2,112,850		7.0%

Massachusetts General Hospital (9)	Common Stock	3,582,880		11.9%

YPH LLC (10)	Common Stock	3,320,000	(11)	10.3%

*Less than 1%.

(1)	Based on 30,241,550 shares of common stock outstanding as of March 14, 2022.
(2)	Includes 250,000 shares of common stock issuable upon the exercise of vested options.
(3)	Includes 250,000 shares of common stock issuable upon the exercise of vested options.
(4)	Includes (i) 589,138 shares of common stock owned by YP Holdings, LLC (“YP”), (ii) 1,200,000 shares of common stock owned by YPH, LLC (“YPH”), (iii) 2,120,000 shares of common stock issuable upon the exercise of warrants owned by YPH, and (iv) 1,188,043 shares of common stock owned by Ypsilon Biotech 2, LLC (“Ypsilon”). YP, YPH and Ypsilon are entities controlled by Mr. Yurkowsky.
(5)	Leonard Potter has voting and dispositive control over shares of the Company’s common stock held by the Bonderman Family Limited Partnership. The address of the Bonderman Family Limited Partnership is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(6)	Includes 1,000,000 shares of common stock issuable upon the exercise of warrants.
(7)	E. Burke Ross has voting and dispositive control over shares of the Company’s common stock held by the ADEC Private Equity Investments, LLC.
(8)	Includes 600,000 shares of common stock issuable upon the exercise of warrants.
(9)	Emile Braun has voting control and dispositive control over shares of the Company’s common stock held by Massachusetts General Hospital.
(10)	Michael Yurkowsky has voting and dispositive control over shares of the Company’s common stock held by YPH LLC.
(11)	Includes 1,200,000 shares of common stock issuable upon the exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SEC regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee of the company, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

In addition to the executive officer and director compensation arrangements discussed in “Executive Compensation,” the following is a description of all related person transactions that occurred during the period from January 1, 2020, through December 31, 2021, and any currently proposed transaction (the “Reporting Period”).

Consulting Agreements

On June 21, 2019, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mark Poznansky, MD, (the “Consultant”) a stockholder and former Director of the Company. The Company engaged the Consultant to render consulting services with respect to informing, guiding and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Consulting Agreement is for one year (the “Initial Term”) and the Company agreed to pay the Consultant $3,000 per month commencing June 1, 2019, with the fee increasing to $6,000 per month commencing on the 1st day of the month following the completion of a $5 million in fundraising by the Company. After the Initial Term, the Consulting Agreement automatically renews for additional one-year periods, unless the Company terminates the Consulting Agreement, upon not less than thirty (30) days- notice. The Company incurred expenses of $-0- and $18,000 for the years ended December 31, 2021, and 2020, related to the Consulting Agreement which is included in professional fees on the consolidated statement of operations. As of December 31, 2021, and 2020, $9,000 and $9,000, respectively, of accrued and unpaid fees are included in accounts payable, related parties on the consolidated balance sheets.

Further, the Company incurred $-0- and $67,500 of consulting expenses to shareholders of the Company during the years ended December 31, 2021, and 2020, respectively, which is included in professional fees on the consolidated statement of operations. Of these amounts $69,000 and $85,000 are unpaid fees and are included in accounts payable, related parties, on the consolidated balance sheets for the years ended December 31, 2021, and 2020, respectively.

MGH License Agreement

On May 8, 2013, ViCapsys and The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”) entered into a License Agreement as amended. As partial consideration upon execution of the License Agreement with MGH, the Company issued 3,000,000 shares of common stock to MGH with an estimated value of $200 which was capitalized as an intangible asset. Due to MGH’s current beneficial ownership of 11.9% of the Company’s common stock, the License Agreement is deemed to be a related party transaction. The Company incurred expenses to MGH of $17,698 and $102,180 for the years ended December 31, 2021, and 2020, respectively. As of December 31, 2021, there have not been any sales of product or process under this License Agreement. See “Item 1. Business; MGH License Agreement.”

Accounts Payable, related parties and Accrued Salaries, related party

The Company incurred director fees of $90,000 for each of the years ended December 31, 2021, and 2020, to Federico Pier, the Company’s Chairman of the Board, which are included in personnel costs on the consolidated statements of operations. As of December 31, 2021, 2020, $60,000 and $75,000, respectively, of these director fees are included in accounts payable, related parties, on the consolidated balance sheets.

The Company incurred consulting fees of $60,000 for each of the years ended December 31, 2021, and 2020, to Jeff Wright, the Company’s Chief Financial Officer, which are included in professional fees on the consolidated statements of operations. As of December 31, 2021, and 2020, $40,000 and $45,000, respectively, is included in accounts payable, related parties, on the consolidated balance sheets.

In August 2020, Frances Tonneguzzo, the Company’s Chief Executive Officer (the “former CEO”) tendered her resignation as CEO. For the year ended December 31, 2021, the Company did not incur any expenses and for the year ended December 31, 2020, the Company incurred expenses of $172,354 to the former CEO, which is included in personnel costs on the statements of operations. As of December 31, 2021, and 2020, $115,312 of unpaid salary to the former CEO is included in accrued salaries, related party on the consolidated balance sheets.

Sale of Equity Method Investment

In January 2021, the Company sold its equity investment in AEI back to AEI for $100,000, which is included in gain on sale of equity method investment on the unaudited condensed consolidated statements of operations for the year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services billed or to be billed by D. Brooks and Associates, CPAs, for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2021, and December 31, 2020, as well as fees billed for other services rendered by D. Brooks and Associates, CPAs during those periods.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit Fees(1)	$40,000	$35,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$40,000	$35,000

(1)	Audit Fees are fees paid for professional services rendered for the audit of the Company’s annual consolidated financial statements and reviews of the Company’s interim unaudited condensed consolidated financial statements.

Pre-Approval Policies and Procedures

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our Board of Directors before the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description
2.1	Investment and Restructuring Agreement, dated April 11, 2019, by and among ViCapsys Life Sciences, Inc., ViCapsys, Inc, YPH, LLC, Stephen McCormack, Steve Gorlin, Charles Farrahar, Athens Encapsulation Inc., and the Additional Investors (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form 10 filed with the Commission on February 12, 2020).
3.1	Articles of Incorporation of the Registrant filed on July 8, 1997 (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form 10 filed with the Commission on February 12, 2020)
3.2	Articles of Amendment to the Articles of Incorporation of the Registrant, dated August 19, 1998 (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10 filed with the Commission on February 12, 2020)
3.3	Articles of Amendment to the Articles of Incorporation of the Registrant, dated March 18, 1999 (incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form 10 filed with the Commission on February 12, 2020)
3.4	Articles of Amendment to the Articles of Incorporation of the Registrant, dated November 13, 2007 (incorporated by reference to Exhibit 3.4 to the registrant’s registration statement on Form 10 filed with the Commission on February 12, 2020)
3.5	Articles of Amendment to the Articles of Incorporation of the Registrant filed on January 15, 2008 (incorporated by reference to Exhibit 3.5 to the registrant’s registration statement on Form 10 filed with the Commission on February 12, 2020)
3.6	Amended and Restated Articles of Incorporation of the Registrant filed on April 28, 2009 (incorporated by reference to Exhibit 3.6 to the registrant’s registration statement on Form 10 filed with the Commission on February 12, 2020)
3.7	Amendment to Restated Articles of Incorporation of the Registrant filed on September 13, 2017 (incorporated by reference to Exhibit 3.7 to the registrant’s registration statement on Form 10 filed with the Commission on February 12, 2020)
3.8	Amendment with Certificate of Designations for Series A Convertible Preferred Stock and Series B Convertible Preferred Stock filed on December 17, 2017 (incorporated by reference to Exhibit 3.8 to the registrant’s registration statement on Form 10 filed with the Commission on February 12, 2020)
3.9	Articles of Correction filed on December 27, 2017 (incorporated by reference to Exhibit 3.9 to the registrant’s registration statement on Form 10 filed with the Commission on February 12, 2020).
3.10	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.10 to the registrant’s registration statement on Form 10 filed with the Commission on February 12, 2020).
10.1	Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form 10 filed with the Commission on February 12, 2020).
10.2	First Amendment, dated January 22, 2014, to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form 10 filed with the Commission on February 12, 2020).
10.3	Second Amendment, dated May 6, 2014, to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital (incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form 10 filed with the Commission on February 12, 2020).
10.4	Third Amendment, dated August 25, 2014, to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form 10 filed with the Commission on February 12, 2020).
10.5	Fourth Amendment, dated December 1, 2014, to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form 10 filed with the Commission on February 12, 2020).
10.6	Fifth Amendment, dated October 22, 2016, to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form 10 filed with the Commission on February 12, 2020).
10.7	Sixth Amendment, dated February 16, 2017, to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form 10 filed with the Commission on February 12, 2020).
10.8	Seventh Amendment, dated December 22, 2017, to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital (incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form 10 filed with the Commission on February 12, 2020).
10.9	Share Exchange Agreement, dated December 22, 2017, by and among ViCapsys Life Sciences, Inc., Michael W. Yurkowsky, ViCapsys, Inc., and the shareholders of ViCapsys, Inc. (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form 10 filed with the Commission on February 12, 2020).
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

VICAPSYS LIFE SCIENCES, INC.

Date: March 16, 2022	By:	/s/ Federico Pier
Federico Pier Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2022	By:	/s/ Federico Pier
Federico Pier Chief Executive Officer (principal executive officer) and Executive Chairman of the Board of Directors

Date: March 16, 2022	By:	/s/ Jeffery Wright
Jeffery Wright
Chief Financial Officer (principal financial officer and principal accounting officer)

Date: March 16, 2022	By:	/s/ Michael Yurkowsky
Michael Yurkowsky Director

Date: March 16, 2022	By:	/s/ John Potts, M.D.
John Potts, M.D. Director

Date: March 16, 2022	By:	/s/ Dorothy Jordan
Dorothy Jordan Director

VICAPSYS LIFE SCIENCES, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Vicapsys Life Sciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vicapsys Life Sciences, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2021 and 2020, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred operating losses, used cash in operations, has a working capital deficit, and has a significant accumulated deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

D. Brooks and Associates CPAs, P.A.

We have served as the Company’s auditors since 2019.

Palm Beach Gardens, Florida

March 16, 2022

PCAOB Firm ID 4048

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets

Current Assets:
Cash	$217,295	$1,269
Prepaid Expenses	5,498	--
Total Current Assets	222,793	1,269

Intangible asset, net of accumulated amortization of $120,994 and $89,665, respectively	371,520	402,849
Total Assets	$594,313	$404,118

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$487,792	$501,732
Accounts payable, related parties	112,860	236,180
Accrued salaries, related parties	115,312	115,312
Total Current Liabilities	715,964	853,224

Stockholders’ Deficit:
Preferred Stock; par value $0.001; 20,000,000 shares authorized Series A Convertible Preferred Stock; par value $0.001; 3,000,000 shares authorized; -0- and 3,000,000 shares issued and outstanding, respectively;	--	3,000
Series B Convertible Preferred Stock; par value $0.001; 4,440,000 shares authorized; -0- and 4,440,000 shares issued and outstanding, respectively;	--	4,440
Common Stock, par value $0.001; 300,000,000 shares authorized; 19,747,283 and 17,483,283 shares issued and outstanding, respectively	19,747	17,483
Common stock to be issued, par value $0.001; 11,067,281 and 651,281 shares outstanding, respectively	11,067	651
Additional paid-in capital	13,977,160	13,418,074
Accumulated deficit	(14,129,625)	(13,892,754)
Total Stockholders’ Deficit	(121,651)	(449,106)

Total Liabilities and Stockholders’ Deficit	$594,313	$404,118

See accompanying notes to consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2021	2020
Revenues	$-	$-

Operating Expenses:
Personnel costs	91,502	286,327
Research and development expenses, related party	17,698	102,180
Professional fees	191,881	330,380
General and administrative expenses	35,790	46,957
Total operating expenses	336,871	765,844

Loss from operations	(336,871)	(765,844)

Other income:
Other income	100,000	--
Total other income	100,000	-

Loss before income taxes	(236,871)	(765,844)
Income taxes	--	--
Net loss	$(236,871)	$(765,844)

Loss per share basic and diluted	$(0.01)	$(0.04)

Basic and diluted weighted average common shares outstanding	17,656,762	17,483,283

See accompanying notes to consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2021 and 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance January 1, 2020	3,000,000	$3,000	4,440,000	$4,440	17,483,283	$17,483	651,281	$651	$13,403,293	$(13,126,910)	$301,957
Stock-based compensation expense	--	--	--	--	--	--	--	--	14,781	--	14,781
Net loss	--	--	--	--	--	--	--	--	--	(765,844)	(765,844)
Balance December 31, 2020	3,000,000	3,000	4,440,000	4,440	17,483,283	17,483	651,281	651	13,418,074	(13,892,754)	(449,106)
Conversion of Series A Preferred Stock to common stock to be issued	(3,000,000)	(3,000)	--	--	--	--	6,000,000	6,000	(3,000)	--	--
Conversion of Series B Preferred Stock to common stock	--	--	(4,440,000)	(4,440)	--	--	4,440,000	4,440	--	--	--
Common stock issued for common stock to be issued	--	--	--	--	24,000	24	(24,000)	(24)	--	--	--
Sale of common stock for cash	--	--	--	--	2,240,000	2,240	--	--	557,760	--	560,000
Stock-based compensation expense	--	--	--	--	--	--	--	--	4,326	--	4,326
Net loss	--	--	--	--	--	--	--	--	--	(236,871)	(236,871)
Balance December 31, 2021	--	$-	--	$-	19,747,283	$19,747	11,067,281	$11,067	$13,977,160	$(14,129,625)	$(121,651)

See accompanying notes consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(236,871)	$(765,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	31,329	31,424
Stock-based compensation	4,326	14,781
Gain on sale of equity method investment	(100,000)	--
Changes in operating assets and liabilities:
Prepaid Expenses	(5,498)	--
Accounts payable	(13,940)	105,250
Accounts payable, related party	(123,320)	236,180
Accrued salaries, related party	--	115,312
Net Cash Used in Operating Activities	(443,974)	(262,897)

Cash Flows from Investing Activities:
Proceeds from sale of equity method investment	100,000	--
Net Cash Used in Investing Activities	100,000	--

Cash Flows from Financing Activities:
Proceeds from sale of common stock	560,000	--
Net Cash Provided By Financing Activities	560,000	--

Net Increase (Decrease) in Cash	216,026	(262,897)

Cash, Beginning of year	1,269	264,166

Cash, End of year	$217,295	$1,269

See accompanying notes to consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

Notes to Consolidated Financial Statements

December 31, 2021

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $236,871 for the year ended December 31, 2021, had a working capital deficit of $493,171 and an accumulated deficit of $14,129,625 as of December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

In March 2020, the World Health Organization declared the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact to the Company’s ability to secure additional debt or equity funding to support operations. The Company raised $560,000 (see Note 10) during the year ended December 31, 2021 and management intends to raise additional funds in 2022 to support current operations and extend research and development of its product line. No assurance can be given that the Company will be successful in this effort. If the Company is unable to raise additional funds in 2022, it will be forced to severely curtail all operations and research and development activities.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The consolidated financial statements of the Company include the consolidated accounts of VLS and VI, its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2021, and 2020, include useful life of property and equipment (prior to disposal, ss Notes 3 and 9) and intangible assets, valuation allowance for deferred tax asset and non-cash equity transactions and stock-based compensation.

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company held no cash equivalents as of December 31, 2021, and 2020. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

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

Long-Lived Assets

The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. Management has reviewed the Company’s long-lived assets for the years ended December 31, 2021 and 2020, no such impairments were identified.

Equity Method Investment

The Company accounts for investments in which the Company owns more than 20% or has the ability to exercise significant influence of the investee, using the equity method in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 323, Investments—Equity Method and Joint Ventures. Under the equity method, an investor initially records an investment in the stock of an investee at cost and adjusts the carrying amount of the investment to recognize the investor’s share of the earnings or losses of the investee after the date of acquisition.

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

The Company’s equity method investment consisted of equity owned in Athens Encapsulation Inc. (“AEI”), a Company controlled by former directors of the Company which was given to the Company as part of an investment and restructuring agreement entered into in May 2019. In January 2021, the Company sold its equity investment in AEI, back to AEI for $100,000, which is included in gain on sale of equity method investment for the year ended December 31, 2021. As of December 31, 2021, the Company did not have any remaining equity investment in AEI. During the years ended December 31, 2021, and 2020, the Company’s proportionate share of net income, while it held the interest, was insignificant.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021 and 2020.

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

The Company’s contracts with customers are generally on a contract and work order basis and represent obligations that are satisfied at a point in time, as defined in the new guidance, generally upon delivery or has services are provided. Accordingly, revenue for each sale is recognized when the Company has completed its performance obligations. Any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. During the years ended December 31, 2021, and 2020, the Company did not have any revenue.

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation,” which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to account for forfeitures as they occur, on their share-based payment awards.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2021, and 2020, the Company recorded $17,698 and $102,180, respectively, in research and development expenses to a related party.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2021, and 2020, the Company’s dilutive securities are convertible into 17,027,281 and 17,138,006 shares of common stock, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. The following table represents the classes of dilutive securities as of December 31, 2021, and 2020:

	December 31, 2021	December 31, 2020
Common stock to be issued	11,067,281	651,281
Convertible preferred stock	-	10,440,000
Stock options	1,900,000	1,900,000
Warrants to purchase common stock	4,060,725	4,146,725
	17,027,281	17,138,006

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements for the years ended December 31, 2021, and 2020.

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets consist of costs incurred in connection with the License Agreement with MGH, as amended (See Note 7). The consideration paid for the rights included in the License Agreement was in the form of common stock shares. The estimated value of the common stock is being amortized over the term of the License Agreement which is based on the remaining life of the related patents being licensed which was approximately 16 years, when the intangible asset was acquired.

The Company’s intangible assets consisted of the following at December 31, 2021, and 2020:

	December 31, 2021	December 31, 2020
Licensed patents	$492,514	$492,514
Accumulated Amortization	(120,994)	(89,665)
Balance	$371,520	$402,849

The Company recognized $31,329 and $31,424 of amortization expense for the years ended December 31, 2021, and 2020, respectively, which is included in general and administrative expenses on the statement of operations.

Future expected amortization of intangible assets is as follows:

Fiscal year ending December 31,
2022	$31,299
2023	31,299
2024	31,299
2025	31,299
2026	31,299
Thereafter	215,025
$371,520

NOTE 5 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On June 21, 2019, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mark Poznansky, MD (the “Consultant”), a minority stockholder and former Director. The Company engaged the Consultant to render consulting services with respect to informing, guiding and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Consulting Agreement is for one year (the “Initial Term”) and the Company agreed to pay the Consultant $3,000 per month commencing June 1, 2019, with the fee increasing to $6,000 per month commencing on the 1st day of the month following the completion of a $5 million in fundraising by the Company. The Consulting Agreement was not renewed after the Initial Term due the Company’s working capital deficiencies. The Company incurred expenses of $-0- and $18,000 for the years ended December 31, 2021, and 2020, respectively, related to the Consulting Agreement which is included in professional fees on the consolidated statements of operations. As of December 31, 2021, and 2020, $9,000, respectively is included in accounts payable, related parties, on the consolidated balance sheets, related to the Consulting Agreement.

Accounts Payable, related Parties, and Accrued Salaries, related party

The Company incurred director fees of $90,000 for the years ended December 31, 2021, and 2020, respectively, to Federico Pier, the Company’s Executive Chairman of the Board and Chief Executive Officer, which are included in personnel costs on the consolidated statements of operations. As of December 31, 2021, and 2020, $60,000 and $75,000, respectively, of these director fees are included in accounts payable, related parties, on the consolidated balance sheets.

The Company incurred consulting fees of $60,000 for the years ended December 31, 2021, and 2020, respectively, to Jeff Wright, the Company’s external Chief Financial Officer, which are included in professional fees on the consolidated statements of operations. As of December 31, 2021, and 2020, $40,000 and $45,000, respectively, is included in accounts payable, related parties, on the consolidated balance sheets.

In August 2020, Frances Tonneguzzo, the Company’s then-Chief Executive Officer (the “former CEO”), tendered her resignation as CEO. For the years ended December 31, 2021, and 2020, the Company incurred expenses of $-0- and $172,354, respectively, to the former CEO, which are included in personnel costs on the consolidated statements of operations. As of December 31, 2021, and December 31, 2020, $115,312 of unpaid salary to the former CEO is included in accrued salaries, related party on the consolidated balance sheets.

Sale of Equity Method Investment

In January 2021, the Company sold its equity investment in AEI back to AEI for $100,000, which is included in gain on sale of equity method investment on the consolidated statements of operations for the year ended December 31, 2021 (see Note 3).

MGH License Agreement

On May 8, 2013, VI and MGH, a principal stockholder (see Note 6), entered into the License Agreement, pursuant to which MGH granted to the Company, in the field of coating and transplanting cells, tissues and devices for therapeutic purposes, on a worldwide basis: (i) an exclusive, royalty-bearing license under its rights in Patent Rights (as defined in the License Agreement) to make, use, sell, lease, import and transfer Products and Processes (each as defined in the License Agreement); (ii) a non-exclusive, sub-licensable (solely in the License Field and License Territory (each as defined in the License Agreement)) royalty-bearing license to Materials (as defined in the License Agreement) and to make, have made, use, have used, Materials for only the purpose of creating Products, the transfer of Products and to use, have used and transfer processes; (iii) the right to grant sublicenses subject to and in accordance with the terms of the License Agreement, and (iv) the nonexclusive right to use technological information (as defined in the License Agreement) disclosed by MGH to the Company under the License Agreement, all subject to and in accordance with the License Agreement (the “License”).

As amended by the Eighth Amendment to the License Agreement on March 14, 2022 (“Effective Date”), which replaces the prior pre-sales due diligence requirements in their entirety, the License Agreement requires that the Company satisfy the following requirements prior to the first sale of Products (“MGH License Milestones”), by certain dates.

Pre-Sales Diligence Requirement:

(x)	The Company shall provide a detailed business plan and development plan by June 1st, 2022.
(xi)	The Company shall raise $2 million in financing by December 1st, 2022.
(xii)	The Company shall raise an additional $8 million in financing by December 1st, 2023.
(xiii)	The Company shall initiate research regarding the role of CXCL12 in beta cell function and differentiation by January 1st, 2023.
(xiv)	The Company shall initiate diabetic non-human primate studies using cadaveric islets encapsulated in the CXCL12 technology by March 1st, 2023.
(xv)	The Company shall initiate research regarding other applications of the CXCL12 platform by June 1st, 2023.
(xvi)	The Company shall initiate a Phase I clinical trial of a Product or Process by March 1st, 2024.
(xvii)	The Company shall initiate a Phase II clinical trial of a Product or Process within thirteen (13) years from Effective Date.
(xviii)	The Company shall initiate Phase III clinical trial of a Product or Process within sixteen (16) years from Effective Date.

Additionally, as amended by the Eighth Amendment to the License Agreement on March 14, 2022, which replaces the prior post-sales due diligence requirements in their entirety, the License Agreement requires that the Company satisfy the following requirements post-sales of Products (“MGH License Milestones”), by certain dates.

Post-Sales Diligence Requirements:

(i)	The Company shall itself or through an Affiliate or Sublicensee make a First Commercial Sale within the following countries and regions in the License Territory within eighteen (18) years after the Effective Date of this Agreement: US and Europe and China or Japan.

(ii)	Following the First Commercial Sale in any country in the License Territory, Company shall itself or through its Affiliates and/or Sublicensees use commercially reasonable efforts to continue to make Sales in such country without any elapsed time period of one (1) year or more in which such Sales do not occur due to lack such efforts by Company.

In consideration of the update to the diligence milestones, the Company shall pay the following Annual Minimum Royalty payments:

(i)	Prior to the First Commercial Sale, the Company shall pay to Hospital a non-refundable annual license fee of ten thousand dollars ($10,000) by June 30, 2022, and on each subsequent anniversary of the Eighth Amendment Effective Date thereafter.

(ii)	Following the First Commercial Sale, Company shall pay Hospital a non-refundable annual minimum royalty in the amount of one hundred thousand dollars United States Dollars ($100,000) per year within sixty (60) days after each annual anniversary of the Effective Date. The annual minimum royalty shall be credited against royalties subsequently due on Net Sales made during the same calendar year, if any, but shall not be credited against royalties due on Net Sales made in any other year.

The License Agreement also requires VI to pay to MGH a 1% royalty rate on net sales related to the first license sub-field, which is the treatment of Type 1 Diabetes (“T1D”). Future sub-fields shall carry a reasonable royalty rate, consistent with industry standards, to be negotiated at the time the first such royalty payment shall become due with respect to the applicable Products and Processes (as defined in the License Agreement).

The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of Product or Process equal to or to exceed $100,000,000 in any calendar year and $4,000,000 within 60 days after the first achievement of total net sales of Product or Process equal or exceed $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights.

The License Agreement expires on the later of (i) the date on which all issued patents and filed patent applications within the Patent Rights have expired (November 2033) or have been abandoned, and (ii) one year after the last sale for which a royalty is due under the License Agreement.

The License Agreement also grants MGH the right to terminate the License Agreement if VI fails to make any payment due under the License Agreement or defaults in the performance of any of its other obligations under the License Agreement, subject to certain notice and rights to cure set forth therein. MGH may also terminate the License Agreement immediately upon written notice to VI if VI: (i) shall make an assignment for the benefit of creditors; or (ii) or shall have a petition in bankruptcy filed for or against it that is not dismissed within 60 days of filing. As of the date of this filing, this License Agreement remains active and the Company has not received any termination notice from MGH.

VI may terminate the License Agreement prior to its expiration by giving 90 days’ advance written notice to MGH, and upon such termination shall, subject to the terms of the License Agreement, immediately cease all use and sales of Products and Processes.

The Company incurred costs to MGH of $17,698 and $102,180, respectively, for the years ended December 31, 2021, and 2020, which is classified as research and development costs, related party, on the consolidated statements of operations. As of December 31, 2021, and 2020, $3,860 and $101,180, respectively, is included in accounts payable, related parties, on the consolidated balance sheets, for services that remain unpaid.

During the years ended December 31, 2021, and 2020, there have not been any sales of Product or Process under this License Agreement.

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

MGH License Agreement

As discussed in Note 5, the Company executed a License Agreement with MGH. The License Agreement also requires VI to pay to MGH a 1% royalty rate on net sales related to the first license sub-field, which is the treatment of T1D. Future sub-fields shall carry a reasonable royalty rate, consistent with industry standards, to be negotiated at the time the first such royalty payment shall become due with respect to the applicable Products and Processes (as defined in the License Agreement).

The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of Product or Process equal or exceeding $100,000,000 in any calendar year and $4,000,000 within 60 days after the first achievement of total net sales of Product or Process equal to or exceeding $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights. No expense reimbursements were paid to MGH during the year ended December 31, 2021 and 2020.

Consulting Agreement

On June 21, 2019, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with C&H Capital, Inc. (the “Consultant”). The Company engaged the Consultant to render consulting services to facilitate long range strategic investor relations planning and other related services. The initial term of the Consulting Agreement is for one year (the “Initial Term”) and the Company agreed to pay the Consultant $3,500 on the last business day for each month of service. The Consulting Agreement was not renewed after the Initial Term, which expired June 30, 2020, due the Company’s working capital deficiencies. The Company incurred expenses of $-0- and $21,000 for the years ended December 31, 2021, and 2020, related to the Consulting Agreement which is included in professional fees on the consolidated statements of operations. As of December 31, 2021, and 2020, the balance owed to the Consultant was $14,000, respectively, and is included in accounts payable on the consolidated balance sheets.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 preferred stock.

Series A Preferred Stock

On December 19, 2017, the Company amended its articles of incorporation by filing a certificate of designation with the Secretary of State of Florida therein designating a class of preferred stock as Series A Preferred Stock, $0.001 par value per share, consisting of 3,000,000 shares. Each holder of shares of Series A Preferred Stock shall be entitled to the number of votes equal to the number of votes held by the number of shares of common stock into which such share of Series A Preferred Stock could be converted, and except as otherwise required by applicable law, shall have the voting rights and power equal to the voting rights and powers of the common stock. The holders of the Series A Preferred Stock shall vote together with the holders of the common stock of the Company as a single class and as single voting group upon all matters required to be submitted to a class or series vote pursuant to the protective provisions of the Certificate of Designation or under applicable law. In the event of liquidation, dissolution or winding up of the Corporation, either voluntarily or involuntarily, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any common stock holders, distribution of any surplus funds equal to the greater of (i) the sum of $1.67 per share or (ii) such amount per share as would have been payable had all shares been converted to common stock.

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

As of December 31, 2021, and 2020, there were -0- and 3,000,000 shares, respectively, of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

On December 19, 2017, the Company amended the articles of incorporation by filing a certificate of designation with the Secretary of State of Florida therein designating a class of preferred stock as Series B Preferred Stock, $0.001 par value per share, consisting of 4,440,000 shares (the “Series B Preferred Stock Certificate of Designation”).

Each holder of shares of Series B Preferred Stock shall be entitled to the number of votes equal to the number of votes held by the number of shares of common stock into which such share of Series B Preferred Stock could be converted, and except as otherwise required by applicable law, shall have the voting rights and power equal to the voting rights and powers of the common stock. The holders of the Series B Preferred Stock shall vote together with the holders of the common stock of the Company as a single class and as single voting group upon all matters required to be submitted to a class or series vote pursuant to the protective provisions of the Series B Preferred Stock Certificate of Designation or under applicable law. In the event of liquidation, dissolution or winding up of the Corporation, either voluntarily or involuntarily, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any common stock holders, distribution of any surplus funds equal to the greater of: the sum of $0.83 per share or such amount per share as would have been payable had all shares been converted to common stock.

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

As of December 31, 2021, and 2020, there were -0- and 4,440,000 shares, respectively, of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of $0.001 common stock. During the year ended December 31, 2021, the Company sold 2,240,000 shares of common stock pursuant to a Private Placement Memorandum (the “PPM”) for $0.25 per share and received $560,000. The Company also issued 24,000 shares of common stock previously recorded as common stock to be issued. As of December 31, 2021, and 2020, there are 19,747,283  and 17,483,283 shares of common stock outstanding, respectively.

Common Stock to be issued

On February 12, 2021, the Company recorded 6,000,000 shares of common stock to be issued to the holders of Series A Preferred Stock, pursuant to the automatic conversion feature of the Series A Certificate of Designation, whereby, the Series A shares are to automatically convert on the one-year anniversary of the Company filing its Registration Statement on Form 10. The Form 10 Registration Statement was filed with the SEC on February 12, 2020.

On February 12, 2021, the Company recorded 4,440,000 shares of common stock to be issued to the holders of Series B Preferred Stock, pursuant to the automatic conversion feature of the Series B Certificate of Designation, whereby, the Series B shares are to automatically convert on the one-year anniversary of the Company filing its Registration Statement on Form 10. The Form 10 Registration Statement was filed with the SEC on February 12, 2020.

As of December 31, 2021, and 2020, there were 11,067,281 and 651,281, respectively, shares of common stock to be issued. The December 31, 2021 amount relates to 6,000,000 shares of common stock be issued for the automatic conversion of the Series A Preferred Stock, 4,440,000 shares of common stock to be issued for the automatic conversion of the Series B Preferred Stock, 597,281 shares to be issued pursuant to a Stock Issuance and Release Agreement (“SRI Agreement”) executed by the Company in February 2019 to stockholders for no consideration who purchased shares in 2018 at $1.85, and 30,000 shares of common stock to be issued to two initial shareholders of VI. The December 31, 2020, amount relates to 621,281 shares to be issued pursuant to the SRI Agreement and 30,000 shares of common stock to be issued to two initial shareholders of VI.

Stock Options

The following table summarizes activities related to stock options of the Company for the years ended December 31, 2021, and 2020:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	2,450,000	$0.57	8.20	$-
Forfeited	(550,000)	$0.25	7.94	$-
Outstanding at December 31, 2020	1,900,000	$0.66	6.83	$-
Outstanding at December 31, 2021	1,900,000	$0.66	5.83	$-
Exercisable at December 31, 2021	1,883,333	$0.67	5.82	$-

The Company did not grant any options to purchase shares of common stock during the year ended December 31, 2021. During the year ended December 31, 2020, 550,000 options to purchase common stock were forfeited.

The Company recorded stock compensation expense of $4,326 and $14,781 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, 16,667 options to purchase shares of common stock remain unvested and $1,163 of stock compensation expense remains unrecognized and is being expensed over a weighted average period of .5 years from the date of the grant.

Warrants

The following table summarizes activities related to warrants of the Company for the years ended December 31, 2021, and 2020:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remining Life (Years)
Outstanding and exercisable at January 1, 2020	4,146,725	$0.53	2.50
Outstanding an exercisable at December 31, 2020	4,146,725	$0.53	1.50
Expired	(86,725)	1.85
Outstanding and exercisable at December 31, 2021	4,060,000	$0.53	0.50

NOTE 8 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At December 31, 2021, the Company had a net operating loss (“NOL”) carryforward of approximately $12,176,000. NOLs generated prior to 2018, will expire during the years 2033 to 2039. NOLs generated after 2018 have an indefinite period of use but are subject to annual limitations. Realization of any portion of the NOL at December 31, 2021, is not considered more likely than not by management given the uncertainty in generating taxable income Therefore, a valuation allowance has been established for the full tax amount, which as of December 31, 2021, was $2,557,055. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position.

A reconciliation of the Company’s effective tax rate to statutory rates for the years ended December 31, 2021, and 2020, is as follows:

	Year Ended December 31,
	2021	2020
Pre-tax loss	$(26,871)	$(765,844)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(49,743)	(160,827)
Permanent differences	906	3,104
Change in valuation allowance	48,836	157,723
Tax expense	$-	$-

The Company had deferred tax assets as follows:

	Year Ended December 31,
	2021	2020
Tax loss carryforward	$2,557,055	$2,508,219
Valuation allowance	(2,557,055)	(2,508,219)
Net deferred tax assets	$-	$-

The Company’s NOL carryforwards may be significantly limited under the Internal Revenue Code (“IRC”). NOL carryforwards are limited under Section 382 when there is a significant ownership change as defined in the IRC. During the year ended December 31, 2017, and previous years, the Company may have experienced such ownership changes, which could pose limitations.

NOTE 9 – SUBSEQUENT EVENTS

On January 1, 2022, the Company entered into a consulting agreement (the “Consulting Agreement”) with Frances Toneguzzo, Ph.D., the Company’s former CEO. Pursuant to the one-year term of the Consulting Agreement in exchange for services in leading the research and development teams and laboratory work, the consultant will receive $5,000 per month.

On January 13, 2022, 10,440,000 shares of common stock to be issued were issued pursuant to the conversion of the Series A Preferred Stock and Series B Preferred Stock.

