Form 10-Q
period 2022-03-31
Vicapsys Life Sciences, Inc.
filed 2022-05-13
CIK 1468639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s $0.001 par value common stock as of May 13, 2022, was 31,815,741 shares (includes common stock to be issued of 627,281 shares).

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

Forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Company’s Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on March 16, 2022, (the “Form 10-K”) for the fiscal year ended December 31, 2021, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this document. The matters discussed herein and elsewhere in this document could cause our actual results and performance to differ materially from those set forth or anticipated in forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this document, whether as a result of new information, future events or otherwise.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
Assets

Current Assets:
Cash	$101,319	$217,295
Prepaid Expenses	13,178	5,498
Total Current Assets	114,497	222,793

Intangible asset, net of accumulated amortization of $128,816 and $120,994, respectively	363,698	371,520
Total Assets	$478,195	$594,313

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$514,000	$487,792
Accounts payable, related parties	136,500	112,860
Accrued salaries, related party	115,312	115,312
Total Current Liabilities	765,812	715,964

Stockholders’ Deficit:
Common Stock, par value $0.001; 300,000,000 shares authorized; 31,188,460 and 19,747,283 shares issued and outstanding, respectively	31,188	19,747
Common stock to be issued, par value $0.001; 627,281 and 11,067,287 shares outstanding, respectively	627	12,068
Additional paid-in capital	13,977,240	13,976,159
Accumulated deficit	(14,296,672)	(14,129,625)
Total Stockholders’ Deficit	(287,617)	(121,651)

Total Liabilities and Stockholders’ Deficit	$478,195	$594,313

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2022	2021
Revenues	$-	$-

Operating Expenses:
Personnel costs	30,369	22,808
Research and development expenses, related party	10,000	2,307
Professional fees	113,885	16,082
General and administrative expenses	12,793	8,573
Total operating expenses	167,047	49,770

Loss from operations	(167,047)	(49,770)

Other income:
Other income	—	100,000
Total other income	—	100,000

Income (loss) before income taxes	(167,047)	50,230
Income taxes	—	—
Net income (loss) available to common shareholders	$(167,047)	$50,230

Net income (loss) per common share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted average common shares outstanding:
Basic	28,712,656	17,496,083
Diluted	28,712,656	32,320,113

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2020	3,000,000	$3,000	4,440,000	$4,440	17,483,283	$17,483	1,651,458	$1,652	$13,417,073	$(13,892,754)	$(449,106)
Conversion of Series A Preferred Stock to common stock to be issued	(3,000,000)	(3,000)	-	-	-	-	6,000,000	6,000	(3,000)	-	-
Conversion of Series B Preferred Stock to common stock to be issued	-	-	(4,440,000)	(4,440)	-	-	4,440,000	4,440	-	-	-
Common stock issued fom common stock to be issued	-	-	-	-	24,000	24	(24,000)	(24)	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,082	-	1,082
Net income	-	-	-	-	-	-	-	-	-	50,230	50,230
Balance March 31, 2021	-	$-	-	$-	17,507,283	$17,507	12,067,458	$12,068	$13,415,155	$(13,842,524)	$(397,794)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	-	$-	-	$-	19,747,283	$19,747	12,067,458	$12,068	$13,976,159	$(14,129,625)	$(121,651)
Common stock issued from common stock to be issued	-	-	-	-	11,441,177	11,441	(11,440,177)	(11,441)	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,081	-	1,081
Net income	-	-	-	-	-	-	-	-	-	(167,047)	(167,047)
Balance March 31, 2022	-	$-	-	$-	31,188,460	$31,188	627,281	$627	$13,977,240	$(14,296,672)	$(287,617)

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(167,047)	$50,230
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	7,822	7,822
Stock-based compensation	1,081	1,082
Gain on sale of equity method investment	—	(100,000)
Changes in operating assets and liabilities:
Prepaid Expenses	(7,680)	(2,915)
Accounts payable	26,208	(29,332)
Accounts payable, related parties	23,640	2,307
Net Cash Used in Operating Activities	(115,976)	(70,806)
Cash Flows from Investing Activities:
Proceeds from sale of equity method investment	—	100,000
Net Cash Used in Investing Activities	—	100,000

Net increase (decrease) in Cash	(115,976)	29,194

Cash, Beginning of period	217,295	1,269

Cash, End of period	$101,319	$30,463

Supplementary Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $167,047 for the three months ended March 31, 2022, we had a working capital deficit of $651,315 and an accumulated deficit of $14,296,672 as of March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from this uncertainty.

In March 2020, the World Health Organization declared the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States negatively impacted to the Company’s ability to secure additional debt or equity funding to support operations in 2020 and 2021. In 2021, the Company raised an aggregate of $560,000 from the sale of 2,240,000 shares of common stock to support current operations and extend research and development of its product line. No assurance can be given that the Company will be successful in this effort. If the Company is unable to raise additional funds in 2022, it will be forced to severely curtail all operations and research and development activities.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s consolidated annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2021, filed with the Company’s annual report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 16, 2022. Interim results of operations for the three months ended March 31, 2022, and 2021, are not necessarily indicative of future results for the full year. The unaudited condensed consolidated financial statements of the Company include the consolidated accounts of VLS and its’ wholly owned subsidiary VI. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. The Company held no cash equivalents as of March 31, 2022, and December 31, 2021. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

Intangible Assets

Costs of intangible assets are accounted for through the capitalization of those costs incurred in connection with developing or obtaining such assets. Capitalized costs are included in intangible assets in the unaudited condensed consolidated balance sheets. The Company’s intangible assets consist of costs incurred in connection with securing an Exclusive Patent License Agreement with The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”), as amended (the “License Agreement”). These costs are being amortized over the term of the License Agreement which is based on the remaining patent life of the related patents being licensed.

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

Equity Method Investment

The Company accounts for investments in which the Company owns more than 20% or has the ability to exercise significant influence of the investee, using the equity method in accordance with the Financial Accounting Standard Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 323, Investments—Equity Method and Joint Ventures. Under the equity method, an investor initially records an investment in the stock of an investee at cost and adjusts the carrying amount of the investment to recognize the investor’s share of the earnings or losses of the investee after the date of acquisition.

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

The Company’s equity method investment consisted of equity owned in Athens Encapsulation Inc. (“AEI”), a Company controlled by former directors of the Company which was given to the Company as part of an investment and restructuring agreement entered into in May 2019. In January 2021, the Company sold its’ equity investment in AEI, back to AEI for $100,000, which is included in gain on sale of equity method investment for the three months ended March 31, 2021. As of March 31, 2022, the Company did not have any remaining equity investment in AEI. During the three months ended March 31, 2021, the Company’s proportionate share of net income was insignificant.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022.

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

The Company’s contracts with customers are generally on a contract and work order basis and represent obligations that are satisfied at a point in time, as defined in the new guidance, generally upon delivery or has services are provided. Accordingly, revenue for each sale is recognized when the Company has completed its performance obligations. Any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. The Company did not generate any revenue for the three months ended March 30, 2022, and 2021.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation,” which requires recognition in the financial statements of the cost of employee, director and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under the FASB’s Accounting Standards Update ASU 2016-09 Improvements to Employee Share-Based Payment.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three months ended March 31, 2022, and 2021, the Company incurred $10,000 and $2,307, respectively, in research and development expenses to a related party.

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

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues. Interest and penalties are classified as a component of interest and other expenses. To date, the Company has not been assessed, nor paid, any interest or penalties.

Uncertain tax positions are measured and recorded by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period using the treasury stock method and as-if converted method. For the period ended March 31, 2022, and 2021, the Company’s dilutive securities are convertible into 6,587,281 and 18,114,183 shares of common stock, respectively. The amount for the three months ended March 31, 2022, are not included in the computation of dilutive loss per share because their impact is antidilutive. For the three months ended March 31, 2021, the dilutive securities are included in diluted net income per share.

The following table presents a reconciliation of basic and diluted net income (loss) per share for the three months ended March 31, 2022, and 2021:

	For the three months ended March 31,
	2022	2021
Net income (loss) per common share - basic:
Net income (loss) available to common shareholders	$(167,047)	$50,230
Weight average common shares outstanding - basic	28,712,656	17,496,083
Net income (loss) per common share - basic	$(0.01)	$0.00

Net income (loss) per common share - diluted:
Net income (loss) available to common shareholders	$(167,047)	$50,230
Add: stock- based compensation	--	2,163
Numerator for income (loss) per common share - diluted	$(167,047)	$52,393

Weight average common shares outstanding - diluted
Basic	28,712,656	17,496,083
Stock Options	--	2,681,549
Warrants	--	1,064,000
Common stock to be issued	--	12,067,458
Denominator weighted average common shares outstanding - diluted	28,712,656	33,309,090
Net income (loss) per common share - diluted	$(0.01)	$0.00

The following table represents the classes of dilutive securities as of March 31, 2022, and 2021:

	March 31, 2022	March 31, 2021
Common stock to be issued	627,281	12,067,458
Stock options	1,900,000	1,900,000
Warrants to purchase common stock	4,060,000	4,146,725
	6,587,281	18,114,183

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2022, and 2021.

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets consist of costs incurred in connection with the License Agreement with MGH (See Note 5). The consideration paid for the rights included in the License Agreement was in the form of common stock shares which resulted in MGH receiving approximately 20% of the total outstanding shares of common stock of VI. The estimated value of the common stock is being amortized over the term of the License Agreement which is based on the remaining patent life of the related patents being licensed which is approximately 16 years.

The Company’s intangible assets consisted of the following at March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
Licensed patents	$492,514	$492,514
Accumulated amortization	(128,816)	(120,994)
Balance	$363,698	$371,520

The Company recognized $7,822 of amortization expense related to the License Agreement with MGH for the three months ended March 31, 2022, and 2021, which is included in general and administrative expenses on the unaudited condensed consolidated statements of operations.

Future expected amortization of intangible assets is as follows:

Fiscal year ending December 31,
2022 (months remaining)	$23,477
2023	31,299
2024	31,299
2025	31,299
2026	31,299
Thereafter	215,025
$363,698

NOTE 5 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On November 5, 2021, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mark Poznansky, MD, (the “Consultant”) a minority stockholder and former Director. The Company engaged the Consultant to render consulting services with respect to informing, guiding, and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Consulting Agreement is for six months (the “Initial Term”) and the Company agreed to pay the Consultant $2,000 per month commencing November 5, 2021, with consideration for an increase in the monthly fee following the completion for the Company’s successful up listing to the NASDAQ Stock Market. The Company incurred a total of $6,000 and $-0- in expenses for the three months ended March 31, 2022, and 2021, respectively, related to the Consulting Agreement, which is included in professional fees on the unaudited condensed consolidated statements of operations. As of March 31, 2022, and December 31, 2021, $19,000 and $13,000, respectively, is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets, related to the Consulting Agreement.

On January 1, 2022, the Company entered into a consulting agreement (the “Consulting Agreement”) with Frances Toneguzzo, Ph.D., the Company’s former CEO. Pursuant to the one-year term of the Consulting Agreement in exchange for services in leading the research and development teams and laboratory work, the consultant will receive $5,000 per month. The Company incurred a total of $15,000 and $-0- in expenses for the three months ended March 31, 2022, and 2021, respectively, related to the Consulting Agreement, which is included in professional fees on the unaudited condensed consolidated statements of operations. As of March 31, 2022, and December 31, 2021, $5,000 and $-0-, respectively, is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets, related to the Consulting Agreement.

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

Post-Sales Diligence Requirements:

(i)	The Company shall itself or through an Affiliate or Sublicensee make a First Commercial Sale within the following countries and regions in the License Territory within eighteen (18) years after the Effective Date of this Agreement: US and Europe and China or Japan.

(ii)	Following the First Commercial Sale in any country in the License Territory, Company shall itself or through its Affiliates and/or Sublicensees use commercially reasonable efforts to continue to make Sales in such country without any elapsed time period of one (1) year or more in which such Sales do not occur due to lack such efforts by Company.

In consideration of the update to the diligence milestones, the Company shall pay the following Annual Minimum Royalty payments:

(i)	Prior to the First Commercial Sale, the Company shall pay to Hospital a non-refundable annual license fee of ten thousand dollars ($10,000) by June 30, 2022, and on each subsequent anniversary of the Eighth Amendment Effective Date thereafter. This agreed upon non-refundable license fee has been included in accounts payable as of March 31, 2022, and expensed as research and development expense upon execution of the Eight Amendment during the three months ended March 31, 2022.

(ii)	Following the First Commercial Sale, Company shall pay Hospital a non-refundable annual minimum royalty in the amount of one hundred thousand dollars United States Dollars ($100,000) per year within sixty (60) days after each annual anniversary of the Effective Date. The annual minimum royalty shall be credited against royalties subsequently due on Net Sales made during the same calendar year, if any, but shall not be credited against royalties due on Net Sales made in any other year.

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

The Company incurred costs to MGH of $-0- and $2,307, respectively, for the three months ended March 31, 2022, and 2021, respectively, which is classified as research and development costs, related party, on the consolidated statements of operations. As of March 31, 2022, and December 31, 2021, $-0- and $3,860, respectively, is included in accounts payable, related parties, on the consolidated balance sheets, for services that remain unpaid.

During the three months ended March 31, 2022, and 2021, there have not been any sales of Product or Process under this License Agreement.

Accounts Payable, related parties and Accrued Salaries, related party

The Company incurred director fees of $30,000 and $22,500 for the three months ended March 30, 2022, and 2021, respectively, to Federico Pier, the Company’s Chief Executive Officer and Chairman of the Board, which are included in personnel costs on the unaudited condensed consolidated statements of operations. As of March 31, 2022, and December 31, 2021, $70,000 and $60,000, respectively, of these director fees are included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets.

The Company incurred consulting fees of $22,500 and $45,000 for the three months ended March 31, 2022, and 2021, respectively, to Jeff Wright, the Company’s Chief Financial Officer, which are included in professional fees on the unaudited condensed consolidated statements of operations. As of March 31, 2022, and December 31, 2021, $47,500 and $40,000, respectively, is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets.

In August 2020, Frances Tonneguzzo, the Company’s Chief Executive Officer (the “former CEO”) tendered her resignation as CEO. For the three months ended March 31, 2022, and 2021, the Company did not incur any expenses to the former CEO. As of March 31, 2022, and December 31, 2021, $115,312, respectively, of unpaid salary to the former CEO is included in accrued salaries, related party on the unaudited condensed consolidated balance sheets. See Note 5 for a consulting agreement executed with the former CEO.

Sale of Equity Method Investment

In January 2021, the Company sold its’ equity investment in AEI back to AEI for $100,000, which is included in gain on sale of equity method investment on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 (see Note 3).

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

MGH License Agreement

As discussed in Note 5, the Company executed a License Agreement with MGH. Prior to the first commercial sale, the License Agreement requires the Company to pay MGH a non-refundable annual license fee of $10,000 by June 30, 2022, and on each subsequent anniversary of the Effective Date thereafter. Additionally, following the first commercial sale, the License agreement requires the Company to pay MGH a non-refundable annual minimum royalty in the amount of $100,000 per year within sixty days after each annual anniversary of the Effective Date.

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

The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of Product or Process equal or exceeding $100,000,000 in any calendar year and $4,000,000 within 60 days after the first achievement of total net sales of Product or Process equal to or exceeding $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights. No expense reimbursements were paid to MGH during the three months ended March 31, 2022, and 2021.

Consulting Agreements

On January 12, 2022, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Donohoe Advisory Associates, LLC. (the “Consultant”). The Company engaged the Consultant to provide assistance and advice to the Company in support of the Company’s efforts to obtain a listing on a national securities exchange. The Company agreed to pay the Consultant a retainer fee of $17,500, which is to be applied to the Company’s monthly invoices until such time as the retainer fee is exhausted or the engagement under the agreement ends. The Company incurred $5,820 in expenses for the three months ended March 31, 2022, which are included in professional fees on the unaudited condensed consolidated statements of operations, and none of which is included in accounts payable on the unaudited condensed consolidated balance sheet. As of March 31, 2022, the remaining balance of the retainer paid to the Consultant was $11,680 and is included in prepaid expenses on the unaudited condensed consolidated balance sheet. No expenses were paid to the Consultant during the three months ended March 31, 2021. If the Company is successful in listing on an exchange, the Company will be obligated to pay a “success fee” to the Consultant of either $10,000 or that number of registered common shares equivalent to $10,000 divided by the closing price of the Company’s common stock on the last day of trading on the OTC Market. The form of the success fee will be determined by the Company.

On March 7, 2022, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Alpha IR Group, LLC. (the “Consultant”). The Company engaged the Consultant to provide consulting, investor relations, and corporate and transaction communication related services. The initial term of the Consulting Agreement is for three months (the “Initial Term”) beginning March 1, 2022, and the Company agreed to pay compensation equal to the sum of $50,000 payable in cash or stock options for the three months of service. The Company incurred $16,667 in expenses for the three months ended March 31, 2022, which are included in professional fees on the unaudited condensed consolidated statements of operations. As of March 31, 2022, the balance owed to the Consultant was $16,667 which is included in accounts payable on the unaudited condensed consolidated balance sheet. No expenses were incurred with the Consultant during the three months ended March 31, 2021.

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

In the event of liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any common stock holders, distribution of any surplus funds equal to the greater of (i) the sum of $1.67 per share or (ii) such amount per share as would have been payable had all shares been converted to common stock.

Each share of Series A Preferred Stock is convertible into shares of common stock at a conversion Rate of 2:1 (the “Series A Conversion Rate”). The Series A Conversion Rate shall be adjusted for stock splits, stock combinations, stock dividends or similar recapitalizations.

Pursuant to the Articles of Incorporation, the shares of Series A Preferred Stock automatically converted into 6,000,000 shares of common stock to be issued on February 12, 2021, (the one-year anniversary of the initial filing by the Company of the Form 10 filed with the SEC). The common stock shares for the conversion of the Series A Preferred Stock were issued on January 13, 2022.

As of March 31, 2022, and December 31, 2021, there were -0- shares of Series A Preferred Stock issued and outstanding.

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

Pursuant to the Articles of Incorporation, the shares of Series B Preferred Stock automatically converted into 4,440,000 shares of common stock to be issued on February 12, 2021, the one-year anniversary of the initial filing by the Company of the Form 10 filed by the Company with the SEC. The common stock shares for the conversion of the Series B Preferred Stock were issued on January 13, 2022.

As of March 31, 2022, and December 31, 2021, there were -0- shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of common stock, $0.001 par value per share. As of March 31, 2022, and December 31, 2021, there were 31,188,460 and 19,747,283 shares, respectively, of common stock outstanding.

Common Stock Issuances

On February 11, 2021, the Company issued 24,000 shares to an investor. The shares were previously included in common stock to be issued.

On February 12, 2021, the Company issued 6,000,000 shares of common stock to the holders of Series A Preferred Stock, pursuant to the automatic conversion feature of the Series A Certificate of Designation, whereby, the Series A shares are to automatically convert on the one-year anniversary of the Company filing its Registration Statement on Form 10. The Form 10 Registration Statement was filed with the SEC on February 12, 2020. The common stock shares for the conversion of the Series A Preferred Stock were issued on January 13, 2022.

On February 12, 2021, the Company issued 4,440,000 shares of common stock to the holders of Series B Preferred Stock, pursuant to the automatic conversion feature of the Series B Certificate of Designation, whereby, the Series B shares are to automatically convert on the one-year anniversary of the Company filing its Registration Statement on Form 10. The Form 10 Registration Statement was filed with the SEC on February 12, 2020. The common stock shares for the conversion of the Series B Preferred Stock were issued on January 13, 2022.

During the three months ended March 31, 2022, the Company determined that the former Series B Preferred Stockholders, subsequent to all Series B Preferred Stock having previously been converted to shares of common stock in 2021, were owed additional shares of common stock due to an adjustment to the conversion price that occurred as a result of a down round trigger event that occurred in 2019 when the Company sold shares of common stock and a warrant in a private placement at a price of $0.25, which was below the original conversion ratio of the Series B Preferred Stock. Management determined the total additional shares owed to the Preferred B Stockholders to be 1,001,177 as a result of the down round trigger. The financial statement impact of this down round trigger was not significant. The shares owed to the Series B Preferred Stockholders due to the 2019 trigger event have been presented on the statement of stockholders’ equity retrospectively as common stock to be issued with no impact on total stockholders’ deficit. The Company issued the additional shares to the Series B Preferred Stockholders on March 24, 2022.

Common Stock to be issued

As of March 31, 2022, and March 31, 2021, there were 627,281 and 12,068,458, respectively, shares of common stock to be issued. The March 31, 2022, amount relates to 597,281 shares to be issued pursuant to a Stock Issuance and Release Agreement (“SRI Agreement”) executed by the Company in February 2019 to stockholders for no consideration who purchased shares in 2018 at $1.85, and 30,000 shares of common stock to be issued to two initial shareholders of VI.

The March 31, 2021, amount related to 6,000,000 shares of common stock be issued for the automatic conversion of the Series A Preferred Stock, 4,440,000 shares of common stock to be issued for the automatic conversion of the Series B Preferred Stock (see above), 1,001,177 shares of common stock to be issued as a result of the down round trigger event that occurred in 2019 (see above), 597,281 shares to be issued pursuant to a SRI Agreement executed by the Company in February 2019 to stockholders for no consideration who purchased shares in 2018 at $1.85, and 30,000 shares of common stock to be issued to two initial shareholders of VI.

Stock Options

The following table summarizes activities related to stock options of the Company for the three months ended March 31, 2022:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,900,000	$0.66	5.83	$1.34
Outstanding at March 31, 2022	1,900,000	$0.66	5.59	$1.94
Exercisable at March 31, 2022	1,891,667	$0.67	5.58	$1.93

The Company did not grant any options to purchase shares of common stock during the three months ended March 31, 2022.

The Company recorded stock compensation expense of $1,082 and $1,081 for the three months ended March 31, 2022, and 2021, respectively. As of March 31, 2022, 8,333 options to purchase shares of common stock remain unvested and $1,081 of stock compensation expense remains unrecognized and will be expensed over a weighted average period of 0.25 years.

Warrants

The following table summarizes activities related to warrants of the Company for the nine months ended March 31, 2022:

	Number of Warrants	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2021	4,060,000	$0.50	0.53	$1.50
Outstanding and exercisable at March 31, 2022	4,060,000	$0.50	0.27	$2.10

The Company did not issue any warrants during the three months ended March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report. Historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations.

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

COVID-19

The coronavirus outbreak (“COVID-19”) adversely affected the Company’s financial condition and results of operations. The impact of the COVID-19 outbreak on businesses and the economy in the United States is expected to continue to be significant. The extent to which the COVID-19 outbreak will continue to impact businesses and the economy is highly uncertain. Accordingly, the Company cannot predict the extent to which its financial condition and results of operation will be affected.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus and advised of the risks to the international community as the virus spread globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted quarantining regulations which severely limit the ability of people to move and travel.

In addition, the Company is uncertain of the full effect the pandemic will have on it for the longer term since the scope and duration of the pandemic is unknown, and evolving factors such as the level and timing of the distribution of efficacious vaccines across the world and the extent of any resurgences of the virus or emergence of new variants of the virus, such as the Delta variant and the Omicron variant, will impact the stability of economic recovery and growth. The Company may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business.

Results of Operations – Three Months Ended March 31, 2022, and 2021

Revenues

The Company did not have any revenues for the three months ended March 31, 2022, and 2021.

Operating Expenses

We classify our operating expenses into four categories: personnel costs, research and development expenses, professional fees, and general and administrative expenses. The Company’s total operating expenses for the three months ended March 31, 2022, were $167,047, compared to $49,770, for the three months ended March 31, 2021.

The monthly increase in Director fees for our CEO commencing in January 2022, resulted in an increase in personnel costs to $30,369 from $22,808 for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, respectively. We incurred $10,000 in research and development expenses during the three months ended March 31, 2022, related to a non-refundable royalty fee we agreed to pay upon execution of the Eighth Amendment to the License Agreement with MGH, which is a slight increase from $2,307 in research in development expenses incurred during the three months ended March 31, 2021. Research and development expenses remained consistently low as the Company continued ongoing financing efforts in the wake of the negative impact of COVID-19, which continued to hinder the Company’s ability to raise the additional capital necessary to maintain regular operating activities. The increase in general and administrative costs to $12,793 from $8,573 for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, respectively, was due to expenses incurred operating as a publicly traded entity. The increase in professional fees to $113,885 from $16,092 for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, respectively, was primarily attributable to the legal, accounting, and consulting and investor relations costs incurred in support of the Company’s efforts to obtain a listing on a national securities exchange.

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

Liquidity and Capital Resources

At March 31, 2022, we had $101,319 of cash on hand and an accumulated deficit of $14,296,672.

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

To date, we have generated no revenues, and no substantial revenues are anticipated until we have implemented our full plan of operations. To implement our strategy to grow and expand per our business plan, we intend to generate working capital via a private placement of equity or debt securities, or to secure a loan. If we are unsuccessful in raising capital or securing a loan, we could be required to cease business operations and investors would lose all of their investment.

In January 2021, the Company sold its equity investment in AEI, back to AEI for $100,000, which is included in other income for the three months ended March 31, 2021. During the year ended December 31, 2021, the Company entered into Securities Purchase Agreements with select accredited investors in connection with a private offering by the Company to raise a maximum of $1,000,000 through the sale of common stock of the Company at $0.25 per share. As of December 31, 2021, the Company had raised an aggregate amount of $560,000 from the sale of 2,240,000 shares of common stock. The Company did not raise any additional capital during the three month period ended March 21, 2022.

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

Working Capital Deficit

	March 31, 2022	December 31, 2021
Current Assets	$114,497	$222,793
Current Liabilities	765,812	715,964
Working Capital Deficit	$(651,315)	$(493,171)

Cash Flows

Cash activity for the three months ended March 31, 2022, and 2021 is summarized as follows:

	Three Months Ended March 30,
	2022	2021
Net cash used in operating activities	$(115,976)	$(70,806)
Net cash provided by investing activities	—	100,000
Net increase (decrease) in cash	$(115,976)	$29,194

As of March 31, 2022, the Company had $101,319 of cash on hand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations

MGH License Agreement

Prior to the first commercial sale, the License Agreement requires the Company to pay MGH a non-refundable annual license fee of $10,000 by June 30, 2022, and on each subsequent anniversary of the Effective Date thereafter. Additionally, following the first commercial sale, the License agreement requires the Company to pay MGH a non-refundable annual minimum royalty in the amount of $100,000 per year within sixty days after each annual anniversary of the Effective Date.

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

The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of Product or Process equal or exceeding $100,000,000 in any calendar year and $4,000,000 within 60 days after the first achievement of total net sales of Product or Process equal to or exceeding $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights. No expense reimbursements were paid to MGH during the three months ended March 31, 2022, and 2021.

Consulting Agreements

On November 5, 2021, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mark Poznansky, MD, (the “Consultant”) a minority stockholder and former Director. The Company engaged the Consultant to render consulting services with respect to informing, guiding, and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Consulting Agreement is for six months (the “Initial Term”) and the Company agreed to pay the Consultant $2,000 per month commencing November 5, 2021, with consideration for an increase in the monthly fee following the completion for the Company’s successful up listing to the NASDAQ Stock Market.

On January 1, 2022, the Company entered into a consulting agreement (the “Consulting Agreement”) with Frances Toneguzzo, Ph.D., the Company’s former CEO. Pursuant to the one-year term of the Consulting Agreement in exchange for services in leading the research and development teams and laboratory work, the consultant will receive $5,000 per month.

On January 12, 2022, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Donohoe Advisory Associates, LLC. (the “Consultant”). The Company engaged the Consultant to provide assistance and advice to the Company in support of the Company’s efforts to obtain a listing on a national securities exchange. The Company agreed to pay the Consultant a retainer fee of $17,500, which is to be applied to the Company’s monthly invoices until such time as the retainer fee is exhausted or the engagement under the agreement ends.

On March 7, 2022, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Alpha IR Group, LLC. (the “Consultant”). The Company engaged the Consultant to provide consulting, investor relations, and corporate and transaction communication related services. The initial term of the Consulting Agreement is for three months (the “Initial Term”) beginning March 1, 2022, and the Company agreed to pay compensation equal to the sum of $50,000 payable in cash or stock options.

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

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements for the fiscal year ended December 31, 2021, included in the Company’s Annual Report filed on Form 10-K with the SEC on March 16, 2022.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022, and concluded that the Company has a material weakness in its disclosure controls and procedures as of March 31, 2022.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2022, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COVID-19

The coronavirus outbreak (“COVID-19”) adversely affected the Company’s financial condition and results of operations. The impact of the COVID-19 outbreak on businesses and the economy in the United States is expected to continue to be significant. The extent to which the COVID-19 outbreak will continue to impact businesses and the economy is highly uncertain. Accordingly, the Company cannot predict the extent to which its financial condition and results of operation will be affected.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus and advised of the risks to the international community as the virus spread globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted quarantining regulations which severely limit the ability of people to move and travel.

In addition, the Company is uncertain of the full effect the pandemic will have on it for the longer term since the scope and duration of the pandemic is unknown, and evolving factors such as the level and timing of the distribution of efficacious vaccines across the world and the extent of any resurgences of the virus or emergence of new variants of the virus, such as the Delta variant and the Omicron variant, will impact the stability of economic recovery and growth. The Company may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	Eighth Amendment to the Exclusive Patent License Agreement*
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer***
101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document **
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document **
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document **
101.DEF	Inline XBRL Definition Linkbase Document **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2022

Vicapsys Life Science, Inc.

By:	/s/ Federico Pier
Federico Pier
Chief Executive Officer and Executive Chairman of the Board (Principal Executive Officer)

By:	/s/ Jeffery Wright
Jeffery Wright
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

