Form 10-Q
period 2022-06-30
Vicapsys Life Sciences, Inc.
filed 2022-08-16
CIK 1468639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s $0.001 par value common stock as of August 16, 2022, was 31,815,741 shares (includes common stock to be issued of 627,281 shares).

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

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
Assets

Current Assets:
Cash	$17,289	$217,295
Prepaid Expenses	9,040	5,498
Total Current Assets	26,329	222,793

Intangible asset, net of accumulated amortization of $136,638 and $120,994, respectively	355,876	371,520
Total Assets	$382,205	$594,313

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$566,485	$487,792
Accounts payable, related parties	167,000	112,860
Accrued salaries, related party	115,312	115,312
Total Current Liabilities	848,797	715,964

Stockholders’ Deficit:
Common Stock, par value $0.001; 300,000,000 shares authorized; 31,188,460 and 19,747,283 shares issued and outstanding, respectively	31,188	19,747
Common stock to be issued, par value $0.001; 627,281 and 11,067,287 shares outstanding, respectively	627	12,068
Additional paid-in capital	13,978,321	13,976,159
Accumulated deficit	(14,476,728)	(14,129,625)
Total Stockholders’ Deficit	(466,592)	(121,651)

Total Liabilities and Stockholders’ Deficit	$382,205	$594,313

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues	$-	$-	$-	$-

Operating Expenses:
Personnel costs	30,915	22,652	61,284	45,460
Research and development expenses, related party	—	4,936	10,000	7,243
Professional fees	132,981	35,281	246,866	51,363
General and administrative expenses	16,160	9,193	28,953	17,766
Total operating expenses	180,056	72,062	347,103	121,832

Loss from operations	(180,056)	(72,062)	(347,103)	(121,832)

Other income:
Other income	—	—	—	100,000
Total other income	—	—	—	100,000

Loss before income taxes	(180,056)	(72,062)	(347,103)	(21,832)
Income taxes	—	—	—	—
Net loss	$(180,056)	$(72,062)	$(347,103)	$(21,832)

Net loss per common share:
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic	31,188,461	17,507,283	29,957,398	17,501,714
Diluted	31,188,461	17,507,283	29,957,398	17,501,714

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2020	3,000,000	$3,000	4,440,000	$4,440	17,483,283	$17,483	1,651,458	$1,652	$13,417,073	$(13,892,754)	$(449,106)
Conversion of Series A Preferred Stock to common stock to be issued	(3,000,000)	(3,000)	-	-	-	-	6,000,000	6,000	(3,000)	-	-
Conversion of Series B Preferred Stock to common stock to be issued	-	-	(4,440,000)	(4,440)	-	-	4,440,000	4,440	-	-	-
Common stock issued from common stock to be issued	-	-	-	-	24,000	24	(24,000)	(24)	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,082	-	1,082
Net income	-	-	-	-	-	-	-	-	-	50,230	50,230
Balance March 31, 2021	-	-	-	-	17,507,283	17,507	12,067,458	12,068	13,415,155	(13,842,524)	(397,794)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,081	-	1,081
Sale of common stock for cash	-	-	-	-	-	-	840,000	840	209,160	-	210,000
Net loss	-	-	-	-	-	-	-	-	-	(72,062)	(72,062)
Balance June 30, 2021	-	$-	-	$-	17,507,283	$17,507	12,907,458	$12,908	$13,625,396	$(13,914,586)	$(258,775)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	-	$-	-	$-	19,747,283	$19,747	12,067,458	$12,068	$13,976,159	$(14,129,625)	$(121,651)
Common stock issued from common stock to be issued	-	-	-	-	11,441,177	11,441	(11,440,177)	(11,441)	-	-	0
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,081	-	1,081
Net loss	-	-	-	-	-	-	-	-	-	(167,047)	(167,047)
Balance March 31, 2022	-	-	-	-	31,188,460	31,188	627,281	627	13,977,240	(14,296,672)	(287,617)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,081	-	1,081
Net loss	-	-	-	-	-	-	-	-	-	(180,056)	(180,056)
Balance June 30, 2022	-	$-	-	$-	31,188,460	$31,188	627,281	$627	$13,978,321	$(14,476,728)	$(466,592)

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(347,103)	$(21,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	15,644	15,644
Stock-based compensation	2,162	2,163
Gain on sale of equity method investment	—	(100,000)
Changes in operating assets and liabilities:
Prepaid expenses	(3,542)	(4,580)
Accounts payable	78,693	(34,282)
Accounts payable, related parties	54,140	2,242
Net Cash Used in Operating Activities	(200,006)	(140,645)
Cash Flows from Investing Activities:
Proceeds from sale of equity method investment	—	100,000
Net Cash Provided by Investing Activities	—	100,000

Cash Flows from Financing Activities:
Proceeds from sale of common stock	—	210,000
Net Cash Provided By Financing Activities	—	210,000

Net increase (decrease) in Cash	(200,006)	169,355

Cash, Beginning of period	217,295	1,269

Cash, End of period	$17,289	$170,624

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

Per the schedule 14C filed on May 17, 2022, on April 22, 2022, stockholders of the Company approved a reverse split in the range from 1-for-2 to 1-for-50, with the Board of Directors able to pick the ratio or abandon the split. The split is subject to FINRA clearance and filing with Secretary of State.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $347,103 for the six months ended June 30, 2022, we had a working capital deficit of $822,468 and an accumulated deficit of $14,476,728 as of June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from this uncertainty.

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

These unaudited condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2021, filed with the Company’s annual report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 16, 2022. Interim results of operations for the three and six months ended June 30, 2022, and 2021, are not necessarily indicative of future results for the full year. The unaudited condensed consolidated financial statements of the Company include the consolidated accounts of VLS and its wholly owned subsidiary VI. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. The Company held no cash equivalents as of June 30, 2022, and December 31, 2021. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

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

The Company’s equity method investment consisted of equity owned in Athens Encapsulation Inc. (“AEI”), a Company controlled by former directors of the Company which was given to the Company as part of an investment and restructuring agreement entered into in May 2019. In January 2021, the Company sold its’ equity investment in AEI, back to AEI for $100,000, which is included in gain on sale of equity method investment for the six months ended June 30, 2021. As of June 30, 2022, the Company did not have any remaining equity investment in AEI. During the three and six months ended June 30, 2021, the Company’s proportionate share of net income was insignificant.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022.

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

The Company’s contracts with customers are generally on a contract and work order basis and represent obligations that are satisfied at a point in time, as defined in the new guidance, generally upon delivery or has services are provided. Accordingly, revenue for each sale is recognized when the Company has completed its performance obligations. Any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. The Company did not generate any revenue for the three and months ended June 30, 2022, and 2021.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three and six months ended June 30, 2022, the Company incurred $0 and $10,000, respectively, in research and development expenses to a related party. For the three and six months ended June 30, 2021, the Company incurred $4,936 and $7,243, respectively, in research and development expenses to a related party.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period using the treasury stock method and as-if converted method. As of June 30, 2022, and 2021, the Company’s dilutive securities are convertible into 6,587,281 and 17,867,281 shares of common stock, respectively. The amount for the six months ended June 30, 2022, and 2021, are not included in the computation of dilutive loss per share because their impact is antidilutive.

The following table represents the classes of dilutive securities as of June 30, 2022, and 2021:

	June 30, 2022	June 30, 2021
Common stock to be issued	627,281	11,907,281
Stock options	1,900,000	1,900,000
Warrants to purchase common stock	4,060,000	4,060,000
	6,587,281	17,867,281

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022, and 2021.

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

The Company’s intangible assets consisted of the following at June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021
Licensed patents	$492,514	$492,514
Accumulated amortization	(136,638)	(120,994)
	$355,876	$371,520

The Company recognized $7,823 and $15,644 of amortization expense related to the License Agreement with MGH for the three and six months ended June 30, 2022, and 2021, respectively, which is included in general and administrative expenses on the unaudited condensed consolidated statements of operations.

Future expected amortization of intangible assets is as follows:

Fiscal year ending December 31,
2022 (months remaining)	$15,644
2023	31,299
2024	31,299
2025	31,299
2026	31,299
Thereafter	215,036
$355,876

NOTE 5 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On November 5, 2021, the Company entered into a Consulting Agreement (the “Poznansky Agreement”) with Mark Poznansky, MD, a minority stockholder and former Director. The Company engaged Dr. Poznansky to render consulting services with respect to informing, guiding, and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Poznansky Agreement is for six months (the “Initial Term”) and the Company agreed to pay the Consultant $2,000 per month commencing November 5, 2021, with consideration for an increase in the monthly fee following the completion for the Company’s successful up listing to the NASDAQ Stock Market. The Company incurred a total of $6,000 and $12,000 in expenses for the three and six months ended June 30, 2022, respectively, related to the Poznansky Agreement, which is included in professional fees on the unaudited condensed consolidated statements of operations. The Company did not incur any expenses related to the Poznansky Agreement for the three and six months ended June 30, 2021. As of June 30, 2022, and December 31, 2021, $17,000 and $13,000, respectively, is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets, related to the Poznansky Agreement.

On January 1, 2022, the Company entered into a consulting agreement (the “Toneguzzo Agreement”) with Frances Toneguzzo, Ph.D., the Company’s former CEO. Pursuant to the one-year term of the Toneguzzo Agreement in exchange for services in leading the research and development teams and laboratory work, the consultant will receive $5,000 per month. The Company incurred a total of $15,000 and $30,000 in expenses for the three and six months ended June 30, 2022, respectively, related to the Toneguzzo Agreement, which is included in professional fees on the unaudited condensed consolidated statements of operations. The Company did not incur any expenses related to the Toneguzzo Agreement for the three and six months ended June 30, 2021. As of June 30, 2022, and December 31, 2021, $10,000 and $-0-, respectively, is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets, related to the Toneguzzo Agreement.

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

Post-Sales Diligence Requirements:

(i)	The Company shall itself or through an Affiliate or Sublicensee make a First Commercial Sale within the following countries and regions in the License Territory within eighteen (18) years after the Effective Date of this Agreement: US and Europe and China or Japan.

(ii)	Following the First Commercial Sale in any country in the License Territory, Company shall itself or through its Affiliates and/or Sublicensees use commercially reasonable efforts to continue to make Sales in such country without any elapsed time period of one (1) year or more in which such Sales do not occur due to lack such efforts by Company.

In consideration of the update to the diligence milestones, the Company shall pay the following Annual Minimum Royalty payments:

(i)	Prior to the First Commercial Sale, the Company shall pay to Hospital a non-refundable annual license fee of ten thousand dollars ($10,000) by June 30, 2022, and on each subsequent anniversary of the Eighth Amendment Effective Date thereafter. This agreed upon non-refundable license fee has been included in accounts payable as of June 30, 2022 and expensed as research and development expense upon execution of the Eight Amendment during the six months ended June 30, 2022. The non-refundable annual license fee was paid on July 1, 2022.

(ii)	Following the First Commercial Sale, Company shall pay Hospital a non-refundable annual minimum royalty in the amount of one hundred thousand dollars United States Dollars ($100,000) per year within sixty (60) days after each annual anniversary of the Effective Date. The annual minimum royalty shall be credited against royalties subsequently due on Net Sales made during the same calendar year, if any, but shall not be credited against royalties due on Net Sales made in any other year.

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

The Company incurred costs to MGH of $-0- and $10,000, respectively, for the three and six months ended June 30, 2022, respectively, which is classified as research and development costs, related party, on the consolidated statements of operations. The Company incurred costs to MGH of $4,936 and $7,243, respectively, for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, and December 31, 2021, $10,000 and $3,860, respectively, is included in accounts payable, related parties, on the consolidated balance sheets, for services that remain unpaid.

During the three and six months ended June 30, 2022, and 2021, there have not been any sales of Product or Process under this License Agreement.

Accounts Payable, related parties and Accrued Salaries, related party

The Company incurred director fees of $30,000 and $60,000 for the three and six months ended June 30, 2022, respectively, to Federico Pier, the Company’s Chief Executive Officer and Chairman of the Board, which are included in personnel costs on the unaudited condensed consolidated statements of operations. The Company incurred director fees of $22,500 and $45,000 for the three and six months ended June 30, 2021, respectively, to Mr. Pier. As of June 30, 2022, and December 31, 2021, $85,000 and $60,000, respectively, of these director fees are included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets.

The Company incurred consulting fees of $22,500 and $45,000 for the three and six months ended June 30, 2022, respectively, to Jeff Wright, the Company’s Chief Financial Officer, which are included in professional fees on the unaudited condensed consolidated statements of operations. The Company incurred consulting fees of $15,000 and $30,000 for the three and six months ended June 30, 2021, respectively, to Mr. Wright. As of June 30, 2022, and December 31, 2021, $55,000 and $40,000, respectively, is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets.

In August 2020, Frances Tonneguzzo, the Company’s Chief Executive Officer (the “former CEO”) tendered her resignation as CEO. For the three and six months ended June 30, 2022, and 2021, the Company did not incur any expenses to the former CEO. As of June 30, 2022, and December 31, 2021, $115,312, respectively, of unpaid salary to the former CEO is included in accrued salaries, related party on the unaudited condensed consolidated balance sheets. See Note 5 for a consulting agreement executed with the former CEO.

Sale of Equity Method Investment

In January 2021, the Company sold its’ equity investment in AEI back to AEI for $100,000, which is included in gain on sale of equity method investment on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021 (see Note 3).

NOTE 6– COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is not aware of any material, existing or pending legal proceedings against the Company, nor is it involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

MGH License Agreement

As discussed in Note 5, the Company executed a License Agreement with MGH. Prior to the first commercial sale, the License Agreement requires the Company to pay MGH a non-refundable annual license fee of $10,000 by June 30, 2022, and on each subsequent anniversary of the Effective Date thereafter. The first non-refundable annual license fee was paid on July 1, 2022. Additionally, following the first commercial sale, the License agreement requires the Company to pay MGH a non-refundable annual minimum royalty in the amount of $100,000 per year within sixty days after each annual anniversary of the Effective Date.

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

The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of Product or Process equal or exceeding $100,000,000 in any calendar year and $4,000,000 within 60 days after the first achievement of total net sales of Product or Process equal to or exceeding $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights. No expense reimbursements were paid to MGH during the three and six months ended June 30, 2022, and 2021.

Consulting Agreements

On January 12, 2022, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Donohoe Advisory Associates, LLC. (the “Consultant”). The Company engaged the Consultant to provide assistance and advice to the Company in support of the Company’s efforts to obtain a listing on a national securities exchange. The Company agreed to pay the Consultant a retainer fee of $17,500, which is to be applied to the Company’s monthly invoices until such time as the retainer fee is exhausted or the engagement under the agreement ends. The Company incurred $5,820 and $10,680 in expenses for the three and six months ended June 30, 2022, which are included in professional fees on the unaudited condensed consolidated statements of operations, and none of which is included in accounts payable on the unaudited condensed consolidated balance sheet. As of June 30, 2022, the remaining balance of the retainer paid to the Consultant was $6,820 and is included in prepaid expenses on the unaudited condensed consolidated balance sheet. No expenses were paid to the Consultant during the three and six months ended June 30, 2021. If the Company is successful in listing on an exchange, the Company will be obligated to pay a “success fee” to the Consultant of either $10,000 or that number of registered common shares equivalent to $10,000 divided by the closing price of the Company’s common stock on the last day of trading on the OTC Market. The form of the success fee will be determined by the Company.

On March 7, 2022, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Alpha IR Group, LLC. (the “Consultant”). The Company engaged the Consultant to provide consulting, investor relations, and corporate and transaction communication related services. The initial term of the Consulting Agreement is for three months (the “Initial Term”) beginning March 1, 2022, and the Company agreed to pay compensation equal to the sum of $50,000 payable in cash or stock options for the three months of service. The Company incurred $16,667 and $33,333 in expenses for the three and six months ended June 30, 2022, respectively, which are included in professional fees on the unaudited condensed consolidated statements of operations. As of June 30, 2022, the balance owed to the Consultant was $50,000 which is included in accounts payable on the unaudited condensed consolidated balance sheet. No expenses were incurred with the Consultant during the three and six months ended June 30, 2021.

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

As of June 30, 2022, and December 31, 2021, there were -0- shares of Series A Preferred Stock issued and outstanding.

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

As of June 30, 2022, and December 31, 2021, there were -0- shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of common stock, $0.001 par value per share. As of June 30, 2022, and December 31, 2021, there were 31,188,460 and 19,747,283 shares, respectively, of common stock issued and outstanding.

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

During the three and six months ended June 30, 2022, the Company determined that the former Series B Preferred Stockholders, subsequent to all Series B Preferred Stock having previously been converted to shares of common stock in 2021, were owed additional shares of common stock due to an adjustment to the conversion price that occurred as a result of a down round trigger event that occurred in 2019 when the Company sold shares of common stock and a warrant in a private placement at a price of $0.25, which was below the original conversion ratio of the Series B Preferred Stock. Management determined the total additional shares owed to the Preferred B Stockholders to be 1,001,177 as a result of the down round trigger. The financial statement impact of this down round trigger was not significant. The shares owed to the Series B Preferred Stockholders due to the 2019 trigger event have been presented on the statement of stockholders’ equity retrospectively as common stock to be issued with no impact on total stockholders’ deficit. The Company issued the additional shares to the Series B Preferred Stockholders on March 24, 2022.

Common Stock to be issued

As of June 30, 2022 and 2021, there were 627,281 and 12,907,458, respectively, shares of common stock to be issued. The June 30, 2022, amount relates to 597,281 shares to be issued pursuant to a Stock Issuance and Release Agreement (“SRI Agreement”) executed by the Company in February 2019 to stockholders for no consideration who purchased shares in 2018 at $1.85, and 30,000 shares of common stock to be issued to two initial shareholders of VI.

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

Stock Options

The following table summarizes activities related to stock options of the Company for the six months ended June 30, 2022:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (Per Option)
Outstanding at December 31, 2021	1,900,000	$0.66	5.83	$1.34
Outstanding at June 30, 2022	1,900,000	$0.66	5.34	$2.27
Exercisable at June 30, 2022	1,900,000	$0.66	5.34	$2.27

The Company did not grant any options to purchase shares of common stock during the three and six months ended June 30, 2022.

The Company recorded stock compensation expense of $1,081 and $2,162 for the three and six months ended June 30, 2022, respectively. The Company recorded stock compensation expense of $1,081 and $2,163 for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, no options to purchase shares of common stock remain unvested and no stock compensation expense remains unrecognized.

Warrants

The following table summarizes activities related to warrants of the Company for the six months ended June 30, 2022:

	Number of Warrants	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (Per Warrant)
Outstanding and exercisable at December 31, 2021	4,060,000	$0.50	0.53	$1.50
Outstanding and exercisable at June 30, 2022	4,060,000	$0.50	0.14	$2.02

The Company did not issue any warrants during the six months ended June 30, 2022.

NOTE 8 – SUBSEQUENT EVENTS

In July 2022, the Board of Directors authorized and approved an extension of the exercise date to July 31, 2022 of certain warrants issued in 2019 that were set to expire at various dates in Q2 2022.

In July 2022, the Company received proceeds totaling $50,000 and issued 100,000 shares of common stock pursuant to the exercise of warrants at $0.50 per share.

On August 10, 2022, the Board of Directors of the Company approved and adopted the Vicapsys Life Sciences, Inc., 2022 Omnibus Equity Incentive Plan (the “Plan"). The material terms of the 2022 Plan are set forth below:

●	The Board or a committee established by the Board will administer the 2022 Plan.
●	The total number of shares of common stock authorized for issuance under the 2022 Plan is 3,200,000 shares of Common Stock plus, to the extent the Company issues new shares of Common Stock other than under the terms of the 2022 Plan or other than certain Inducement Awards, 3.1% of the shares of Common Stock issued by the Company in such issuance (or such lower amount as determined by the Board). As of August 16, 2022, 3,200,000 shares of Common Stock represents approximately 10.1% of our common stock outstanding.
●	Eligible recipients of awards include an employee, director or independent contractor of the Company who has been selected as an eligible participant by the Administrator, subject to certain limitations relating to Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”).
●	No non-employee director may be granted awards under the 2022 plan during any calendar year if such awards and cash fees paid for serving as a non-employee director would exceed $150,000 in the non-employee director’s initial year of service, or $195,000 in any year thereafter.
●	In no event shall the exercise price of an option issued pursuant to the 2022 Plan be less than one hundred percent (100%) of the Fair Market Value of a share of Common Stock on the date of grant.

The purposes of the Plan are to (i) provide an additional incentive to selected employees, directors, and independent contractors of the Company or its Affiliates whose contributions are essential to the growth and success of the Company, (ii) strengthen the commitment of such individuals to the Company and its Affiliates, (iii) motivate those individuals to faithfully and diligently perform their responsibilities and (iv) attract and retain competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company. To accomplish these purposes, the Plan provides that the Company may grant Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards or any combination of the foregoing.

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

Results of Operations – Three and Six Months Ended June 30, 2022, and 2021

Revenues

The Company did not have any revenues for the three and six months ended June 30, 2022, and 2021.

Operating Expenses

We classify our operating expenses into four categories: personnel costs, research and development expenses, professional fees, and general and administrative expenses. The Company’s total operating expenses for the three and six months ended June 30, 2022, were $180,057 and $347,103 respectively, compared to $72,062 and $121,832, for the three and six months ended June 30, 2021, respectively.

The $2,500 monthly increase in Director fees for our CEO commencing in January 2022, resulted in an increase in personnel costs to $30,915 and $61,284 for the three and six months ended June 30, 2022, respectively, from $22,652 and $45,460 for the three and six months ended June 30, 2021, respectively. We incurred $10,000 and $-0- in research and development expenses during the three and six months ended June 30, 2022, respectively, related to a non-refundable royalty fee we agreed to pay upon execution of the Eighth Amendment to the License Agreement with MGH, which is a slight increase from $4,936 and $7,243 in research in development expenses incurred during the three and six months ended June 30, 2021, respectively. Research and development expenses remained consistently low as the Company continued ongoing financing efforts in the wake of the negative impact of COVID-19, which continued to hinder the Company’s ability to raise the additional capital necessary to maintain regular operating activities. The increase in general and administrative costs to $16,160 and $31,116 for the three and six months ended June 30, 2022, respectively, from $9,193 and $17,766 for the three and six months ended June 30, 2021, respectively, was due to expenses incurred operating as a publicly traded entity. The increase in professional fees to $132,982 and $244,703 for the three and six months ended June 30, 2022, respectively, from $35,281 and $51,363 for the three and six months ended June 30, 2021, respectively, was primarily attributable to the legal, accounting, and consulting and investor relations costs incurred in support of the Company’s efforts to obtain a listing on a national securities exchange.

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

Liquidity and Capital Resources

At June 30, 2022, we had $17,289 of cash on hand and an accumulated deficit of $14,476,728.

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

In January 2021, the Company sold its equity investment in AEI, back to AEI for $100,000, which is included in other income for the three and six months ended March 31, 2021. During the year ended December 31, 2021, the Company entered into Securities Purchase Agreements with select accredited investors in connection with a private offering by the Company to raise a maximum of $1,000,000 through the sale of common stock of the Company at $0.25 per share. As of December 31, 2021, the Company had raised an aggregate amount of $560,000 from the sale of 2,240,000 shares of common stock. The Company did not raise any additional capital during the three and six month period ended June 30, 2022.

In July 2022, the Company received aggregate proceeds totaling of $50,000 and issued 100,000 shares of common stock pursuant to the exercise of warrants at $0.50 per share.

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

Working Capital Deficit

	June 30, 2022	December 31, 2021
Current Assets	$26,329	$222,793
Current Liabilities	848,797	715,964
Working Capital Deficit	$(822,468)	$(493,171)

Cash Flows

Cash activity for the six months ended June 30, 2022, and 2021 is summarized as follows:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(200,006)	$(140,645)
Net cash provided by investing activities	—	100,000
Net cash provided by financing activities	—	210,000
Net increase (decrease) in cash	$(200,006)	$169,355

As of June 30, 2022, the Company had $17,289 of cash on hand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations

MGH License Agreement

As discussed in Note 5, the Company executed a License Agreement with MGH. Prior to the first commercial sale, the License Agreement requires the Company to pay MGH a non-refundable annual license fee of $10,000 by June 30, 2022, and on each subsequent anniversary of the Effective Date thereafter. The first non-refundable annual license fee was paid on July 1, 2022. Additionally, following the first commercial sale, the License agreement requires the Company to pay MGH a non-refundable annual minimum royalty in the amount of $100,000 per year within sixty days after each annual anniversary of the Effective Date.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022, and concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022, due to a material weakness in the Company’s internal control over financial reporting.

The Company has an ineffective control environment due to a lack of internal resources with expertise to determine entries and disclosures related to some of the Company’s more complex equity transactions. Management believes this lack of internal expertise has been historically mitigated by continuing to retain consultants with this expertise when needed. The Company expects that this material weakness will be further remediated with future capital raises.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation during the quarter ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 10, 2022, the Board of Directors of the Company approved and adopted the Vicapsys Life Sciences, Inc., 2022 Omnibus Equity Incentive Plan (the “2022 Plan”). The material terms of the 2022 Plan are set forth below. The description below of the 2022 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2022 Plan, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

2022 Plan Highlights

Highlights of the 2022 Plan are as follows:

●	The Board or a committee established by the Board will administer the 2022 Plan.
●	The total number of shares of common stock authorized for issuance under the 2022 Plan is 3,200,000 shares of Common Stock plus, to the extent the Company issues new shares of Common Stock other than under the terms of the 2022 Plan or other than certain Inducement Awards, 3.1% of the shares of Common Stock issued by the Company in such issuance (or such lower amount as determined by the Board). As of August 16, 2022, 3,200,000 shares of Common Stock represents approximately 10.1% of our common stock outstanding.
●	Eligible recipients of awards include an employee, director or independent contractor of the Company who has been selected as an eligible participant by the Administrator, subject to certain limitations relating to Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”).
●	No non-employee director may be granted awards under the 2022 plan during any calendar year if such awards and cash fees paid for serving as a non-employee director would exceed $150,000 in the non-employee director’s initial year of service, or $195,000 in any year thereafter.
●	In no event shall the exercise price of an option issued pursuant to the 2022 Plan be less than one hundred percent (100%) of the Fair Market Value of a share of Common Stock on the date of grant.

Shares Available

The total number of shares of common stock authorized for issuance under the 2022 Plan is 3,200,000 shares of Common Stock plus, to the extent the Company issues new shares of Common Stock other than under the terms of the 2022 Plan or other than certain Inducement Awards, 3.1% of the shares of Common Stock issued by the Company in such issuance (or such lower amount as determined by the Board). As of August 16, 2022, 3,200,000 shares of Common Stock represents approximately 10.1% of our common stock outstanding. If any shares subject to an award are forfeited, cancelled, exchanged or surrendered or if an award otherwise terminates or expires without a distribution of shares to the participant, the shares with respect to such award shall, to the extent of any such forfeiture, cancellation, exchange, surrender, termination or expiration, again be available for granting awards under the 2022 Plan. No non-employee director may be granted awards under the 2022 plan during any calendar year if such awards and cash fees paid for serving as a non-employee director would exceed $150,000 in the non-employee director’s initial year of service, or $195,000 in any year thereafter.

Administration

The 2022 Plan will be administered by the Board or a committee to which the Board delegates such responsibility (the “Administrator”). The 2022 Plan will be administered by the Administrator in accordance with Rule 16b-3 of the Securities Exchange Act of 1934, as amended. The Administrator, subject to any limitations imposed by the Board in the case the Administrator is a committee, has the authority to: (1) select who shall participate in the 2022 Plan; (2) to determine whether and to what extent Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards or a combination of any of the foregoing, are to be granted to participants; (3) to determine the number of shares to be covered by each award granted; (4) to determine the terms and conditions of each award, including performance goals and periods, vesting schedules, amounts, and exercise periods; (5) to determine the terms and conditions of written instruments evidencing such awards; (6) to determine the Fair Market Value of awards for purposes of the 2022 Plan; (7) to determine the duration and purpose of leaves of absence which may be granted without constituting termination of a participant’s service or employment for purposes of the 2022 Plan; (8) to adopt, alter and repeal such administrative rules, regulations, guidelines and practices governing the 2022 Plan as it shall from time to time deem advisable; (9) to construe and interpret the terms and provisions of, and supply or correct omissions in, the 2022 Plan and any Award issued under the 2022 Plan (and any Award Agreement relating thereto), and to otherwise supervise the administration of the 2022 Plan and to exercise all powers and authorities either specifically granted under the 2022 Plan or necessary and advisable in the administration of the 2022 Plan; and (10) to prescribe, amend and rescind rules and regulations relating to sub-plans established for the purpose of satisfying applicable non-United States laws or for qualifying for favorable tax treatment under applicable non-United States laws, which rules and regulations may be set forth in an appendix or appendixes to the 2022 Plan.

Purposes

The purposes of the 2022 Plan are to (i) provide an additional incentive to selected employees, directors, and independent contractors of the Company or its Affiliates whose contributions are essential to the growth and success of the Company, (ii) strengthen the commitment of such individuals to the Company and its Affiliates, (iii) motivate those individuals to faithfully and diligently perform their responsibilities and (iv) attract and retain competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company.

Eligibility

Employees, directors and independent contractors of the Company or any of its affiliates will be eligible to receive awards under the 2022 Plan, subject to certain limitations to avoid accelerated taxation and/or tax penalties under Section 409A of the Code. The participants in the 2022 Plan shall be selected from time to time by the Administrator, in its sole discretion, from those individuals that qualify as Eligible Recipients.

Consideration for Awards

The purchase price for any award granted under the 2022 Plan or the common stock to be delivered pursuant to any such award, as applicable, may be paid by means of any lawful consideration as determined by the Administrator, including, without limitation, one or a combination of the following methods:

●	services rendered by the recipient of such award;
●	cash, check payable to the order of the Company, or electronic funds transfer;
●	notice and third party payment in such manner as may be authorized by the Administrator;
●	the delivery of previously owned and fully vested shares of common stock;
●	by a reduction in the number of shares otherwise deliverable pursuant to the award; or
●	subject to such procedures as the Administrator may adopt, pursuant to a “cashless exercise” with a third party who provides financing for the purposes of (or who otherwise facilitates) the purchase or exercise of awards.

Awards

The 2022 Plan permits the grant of: (a) stock options, which may be intended as ISOs or as nonqualified stock options (options not meeting the requirements to qualify as ISOs); (b) stock appreciation rights (“SARs”); (c) restricted stock; (d) restricted stock units; (e) cash incentive awards; or (f) other awards, including: (i) stock bonuses, performance stock, performance units, dividend equivalents, or similar rights to purchase or acquire shares, whether at a fixed or variable price or ratio related to the common stock, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof; or (ii) any similar securities with a value derived from the value of or related to the common stock and/or returns thereon.

Adjustments

To the extent necessary to preserve the economic intent of an award or of the 2022 Plan, following a “Change in Capitalization”, such other equitable substitutions or adjustments shall be made as may be determined by the Administrator, in its sole discretion. A “Change in Capitalization” means any of the following: (i) merger, consolidation, reclassification, recapitalization, spin-off, spin-out, repurchase or other reorganization or corporate transaction or event, (ii) special or extraordinary dividend or other extraordinary distribution (whether in the form of cash, Common Stock or other property), stock split, reverse stock split, share subdivision or consolidation, (iii) combination or exchange of shares or (iv) other change in corporate structure, which, in any such case, the Administrator determines, in its sole discretion, affects the Shares such that an adjustment would be appropriate.

Options

Options granted under the 2022 Plan shall be designated as Nonqualified Stock Options or ISOs. Each Participant who is granted an option shall enter into an Award Agreement with the Company, containing such terms and conditions as the Administrator shall determine, in its sole discretion, including, among other things, the Exercise Price of the Option, the term of the Option and provisions regarding exercisability of the Option, and whether the Option is intended to be an ISO or a Nonqualified Stock Option (and in the event the Award Agreement has no such designation, the Option shall be a Nonqualified Stock Option). The provisions of each Option need not be the same with respect to each Participant. More than one Option may be granted to the same Participant and be outstanding concurrently hereunder. The Exercise Price of Shares purchasable under an Option shall be determined by the Administrator in its sole discretion at the time of grant, but in no event shall the exercise price of an Option be less than one hundred percent (100%) of the Fair Market Value of a share of Common Stock on the date of grant. The maximum term of each Option shall be fixed by the Administrator, but no Option shall be exercisable more than ten (10) years after the date such Option is granted. The Administrator shall have the authority to accelerate the exercisability of any outstanding Option at such time and under such circumstances as the Administrator, in its sole discretion, deems appropriate.

Each Option shall be exercisable at such time or times and subject to such terms and conditions, including the attainment of performance goals, as shall be determined by the Administrator in the applicable Award Agreement. The Administrator may also provide that any Option shall be exercisable only in installments, and the Administrator may waive such installment exercise provisions at any time, in whole or in part, based on such factors as the Administrator may determine in its sole discretion. The Administrator shall have the authority to accelerate the exercisability of any outstanding Option at such time and under such circumstances as the Administrator, in its sole discretion, deems appropriate.

Notwithstanding anything to the contrary in the Plan, if an ISO is granted to a participant who owns shares representing more than ten percent (10%) of the voting power of all classes of shares of the Company at the time of grant, its “parent corporation” (as such term is defined in Section 424(e) of the Code) or a Subsidiary of the Company, the term of the ISO shall not exceed five (5) years from the time of grant of such ISO and the Exercise Price shall be at least one hundred and ten percent (110%) of the Fair Market Value of the Shares on the date of grant. A Participant shall have no rights to dividends, dividend equivalents or distributions or any other rights of a stockholder with respect to the Shares subject to an Option until the Participant has given written notice of the exercise thereof, and has paid in full for such Shares and has satisfied the requirements of the 2022 Plan.

Treatment of an Option upon termination of employment of a Participant shall be provided for by the Administrator in the Award Agreement. An Option shall be affected, both with regard to vesting schedule and termination, by leaves of absence, including unpaid and un-protected leaves of absence, changes from full-time to part-time employment, partial Disability or other changes in the employment status or service status of a Participant, in the discretion of the Administrator.

Stock Appreciation Rights

The Administrator will be authorized to award SARs under the 2022 Plan. SARs will be subject to the terms and conditions established by the Administrator and reflected in the award agreement. A SAR is a contractual right that allows a participant to receive, in the form of either cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. An option granted under the 2022 Plan may include SARs, and SARs may also be awarded to a participant independent of the grant of an option. SARs granted in connection with an option shall be subject to terms similar to the option corresponding to such SARs.

Restricted Stock and Restricted Stock Units (RSUs)

The Administrator will be authorized to award restricted stock or RSUs under the 2022 Plan. Awards of restricted stock and RSUs will be subject to the terms and conditions established by the Administrator at its sole discretion.

Other Stock-Based Awards

Other Stock-Based Awards may be issued under the Plan. Subject to the provisions of the Plan, the Administrator shall have sole and complete authority to determine the individuals to whom and the time or times at which such Other Stock-Based Awards shall be granted. An example of an Other Stock-Based Award is a performance bonus payable as Company common stock.

Change in Control

In the event that a change in control occurs, as defined in the 2022 Plan to include, among other things, the acquisition by a person of more than 50% of the voting power of the Company, the Administrator may, at its sole discretion, modify any unvested and un-exercisable portion of any Award to make it fully vested and exercisable.

Amendment and Termination

The Board may amend, alter or terminate the Plan at any time, but no amendment, alteration or termination shall be made that would impair the rights of a participant under any Award theretofore granted without such participant’s consent. The Board shall obtain approval of the Company’s stockholders for any amendment that would require such approval in order to satisfy the requirements of any rules of the stock exchange on which the Common Stock is traded or other applicable law.

Certain Federal Tax Consequences

The following summary of the federal income tax consequences of the 2022 Plan transactions is based upon federal income tax laws in effect as of August 5, 2022. This summary does not purport to be a complete description of all applicable rules, and does not discuss state, local or non-U.S. tax consequences.

Nonqualified Stock Options. The grant of a nonqualified stock option under the 2022 Plan will not result in any U.S. federal income taxes to the participant or to the Company. Upon exercise of a nonqualified stock option, the participant will recognize ordinary compensation income equal to the excess of the fair market value of the shares of Common stock at the time of exercise over the option exercise price. If the participant is an employee, this income is subject to withholding for federal income and employment tax purposes. The Company is entitled to an income tax deduction in the amount of the income recognized by the participant, subject to possible limitations imposed by the Code, including Section 162(m) thereof. Any gain or loss on the participant’s subsequent disposition of the shares will be treated as long-term or short-term capital gain or loss, depending on the sales proceeds received and whether the shares are held for more than one year following exercise. The Company does not receive a tax deduction for any subsequent capital gain realized by the participant.

Incentive Options. The grant of an ISO under the 2022 Plan will not result in any U.S. federal income tax consequences to the participant or to the Company. A participant recognizes no federal taxable income upon exercising an ISO (subject to the alternative minimum tax rules discussed below), and the Company receives no deduction at the time of exercise. In the event of a disposition of stock acquired upon exercise of an ISO, the tax consequences depend upon how long the participant has held the shares. If the participant does not dispose of the shares within two years after the ISO was granted, nor within one year after the ISO was exercised, the participant will recognize a long-term capital gain (or loss) equal to the difference between the sale price of the shares and the exercise price. The Company is not entitled to any deduction under these circumstances.

If the participant fails to satisfy either of the foregoing holding periods (referred to as a “disqualifying disposition”), he or she will recognize ordinary compensation income in the year of the disposition. The amount of ordinary compensation income generally is the lesser of (i) the difference between the amount realized on the disposition and the exercise price or (ii) the difference between the fair market value of the stock at the time of exercise and the exercise price. Such amount is not subject to withholding for federal income and employment tax purposes, even if the participant is an employee of the Company. Any gain in excess of the amount taxed as ordinary income will generally be treated as a short-term capital gain. The Company, in the year of the disqualifying disposition, is entitled to a deduction equal to the amount of ordinary compensation income recognized by the participant, subject to possible limitations imposed by the Code, including Section 162(m) thereof.

The “spread” under an ISO — i.e., the difference between the fair market value of the shares at exercise and the exercise price — is classified as an item of adjustment in the year of exercise for purposes of the alternative minimum tax. If a participant’s alternative minimum tax liability exceeds such participant’s regular income tax liability, the participant will owe the alternative minimum tax liability.

Restricted Stock. Restricted stock is generally taxable to the participant as ordinary compensation income on the date that the restrictions lapse (i.e. the date that the stock vests), in an amount equal to the excess of the fair market value of the shares on such date over the amount paid for such stock (if any). If the participant is an employee, this income is subject to withholding for federal income and employment tax purposes. The Company is entitled to an income tax deduction in the amount of the ordinary income recognized by the participant, subject to possible limitations imposed by the Code, including Section 162(m) thereof. Any gain or loss on the participant’s subsequent disposition of the shares will be treated as long-term or short-term capital gain or loss treatment depending on the sales price and how long the stock has been held since the restrictions lapsed. The Company does not receive a tax deduction for any subsequent gain.

Participants receiving restricted stock awards may make an election under Section 83(b) of the Code (“Section 83(b) Election”) to recognize as ordinary compensation income in the year that such restricted stock is granted, the amount equal to the excess of the fair market value on the date of the issuance of the stock over the amount paid for such stock. If such an election is made, the recipient recognizes no further amounts of compensation income upon the lapse of any restrictions and any gain or loss on subsequent disposition will be long-term or short-term capital gain or loss to the recipient. The Section 83(b) Election must be made within 30 days from the time the restricted stock is issued.

Other Awards. Other awards (such as restricted stock units) are generally treated as ordinary compensation income as and when common stock or cash are paid to the participant upon vesting or settlement of such awards. If the participant is an employee, this income is subject to withholding for income and employment tax purposes. The Company is generally entitled to an income tax deduction equal to the amount of ordinary income recognized by the recipient, subject to possible limitations imposed by the Code, including Section 162(m) thereof.

Section 162(m) Limitation. In general, under Section 162(m) of the Code, income tax deductions of publicly-held corporations may be limited to the extent total compensation (including base salary, annual bonus, stock option exercises and non-qualified benefits paid) for certain executive officers exceeds $1 million (less the amount of any “excess parachute payments” as defined in Section 280G of the Code) in any one year. Prior to the Tax Cuts and Jobs Act of 2017 (the “TCJA”), covered employees generally consisted of our Chief Executive Officer and each of the next three highest compensated officers serving at the end of the taxable year other than our Chief Financial Officer, and compensation that qualified as “performance-based” under Section 162(m) was exempt from this $1 million deduction limitation. As part of the TCJA, the ability to rely on this exemption was, with certain limited exceptions, eliminated; in addition, the definition of covered employees was expanded to generally include all named executive officers.

The foregoing description of the 2022 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2022 Plan, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	2022 Omnibus Equity Inventive Plan*+
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer***
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document **
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document *
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document **
101.DEF	Inline XBRL Definition Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.
+	Management contract, compensation plan or adjustment
**	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2022

Vicapsys Life Science, Inc.

By:	/s/ Federico Pier
Federico Pier
Chief Executive Officer and Executive Chairman of the Board
(Principal Executive Officer)

By:	/s/ Jeffery Wright
Jeffery Wright
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

