Form 10-Q
period 2022-09-30
Vicapsys Life Sciences, Inc.
filed 2022-11-21
CIK 1468639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s $0.001 par value common stock as of November 21, 2022, was 31,915,741 shares (includes common stock to be issued of 726,281 shares).

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

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
Assets

Current Assets:
Cash	$26,210	$217,295
Prepaid expenses	9,538	5,498
Total Current Assets	35,748	222,793

Intangible asset, net of accumulated amortization of $144,461 and $120,994, respectively	348,053	371,520
Total Assets	$383,801	$594,313

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$571,908	$487,792
Accounts payable, related parties	216,859	112,860
Accrued salaries, related party	115,312	115,312
Total Current Liabilities	904,079	715,964

Stockholders’ Deficit:
Common Stock, par value $0.001; 300,000,000 shares authorized; 31,188,460 and 19,747,283 shares issued and outstanding, respectively	31,188	19,747
Common stock to be issued, par value $0.001; 726,281 and 12,607,458 shares outstanding, respectively	727	12,068
Additional paid-in capital	14,073,164	13,976,159
Accumulated deficit	(14,625,357)	(14,129,625)
Total Stockholders’ Deficit	(520,278)	(121,651)

Total Liabilities and Stockholders’ Deficit	$383,801	$594,313

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—

Operating Expenses:
Personnel costs	30,470	23,072	91,754	68,532
Research and development expenses, related party	3,097	—	13,097	7,243
Professional fees	99,257	79,465	346,124	130,828
General and administrative expenses	12,257	8,644	41,210	26,410
Total operating expenses	145,081	111,181	492,185	233,013

Loss from operations	(145,081)	(111,181)	(492,185)	(233,013)

Other income:
Other income	—	—	—	100,000
Total other income	—	—	—	100,000

Loss before income taxes	(145,081)	(111,181)	(492,185)	(133,013)
Income taxes	—	—	—	—
Net loss	$(145,081)	$(111,181)	$(492,185)	$(133,013)

Deemed dividend on warrant modification	(3,548)	—	(3,548)	—
Net loss available to common stockholders	$(148,629)	$(111,181)	$(495,733)	$(133,013)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	31,188,461	17,507,283	30,372,261	17,503,591

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2021	3,000,000	$3,000	4,440,000	$4,440	17,483,283	$17,483	1,652,458	$1,652	$13,417,073	$(13,892,754)	$(449,106)
Conversion of Series A Preferred Stock to common stock to be issued	(3,000,000)	(3,000)	—	—	—	—	6,000,000	6,000	(3,000)	—	—
Conversion of Series B Preferred Stock to common stock	—	—	(4,440,000)	(4,440)	—	—	4,440,000	4,440	—	—	—
Common stock issued for common stock to be issued	—	—	—	—	24,000	24	(24,000)	(24)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,082	-	1,082
Net income	—	—	—	—	—	—	—	—	—	50,230	50,230
Balance March 31, 2021	—	—	—	—	17,507,283	17,507	12,068,458	12,068	13,415,155	(13,842,524)	(397,794)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,081	—	1,081
Sale of common stock for cash	—	—	—	—	—	—	840,000	840	209,160	—	210,000
Net loss	—	—	—	—	—	—	—	—	—	(72,062)	(72,062)
Balance June 30, 2021	—	—	—	—	17,507,283	17,507	12,908,458	12,908	13,626,397	(13,914,586)	(258,775)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,081	—	1,081
Sale of common stock for cash	—	—	—	—	—	—	700,000	700	174,300	—	175,000
Net loss	—	—	—	—	—	—	—	—	—	(111,181)	(111,181)
Balance September 30, 2021	—	—	—	—	17,507,283	$17,507	13,608,458	$13,608	$13,800,777	$(14,025,767)	$(193,875)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	—	$—	—	$—	19,747,283	$19,747	12,067,458	$12,068	$13,976,159	$(14,129,625)	$(121,651)
Common stock issued fom common stock to be issued	—	—	—	—	11,441,177	11,441	(11,441,177)	(11,441)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,081	—	1,081
Net loss	—	—	—	—	—	—	—	—	—	(167,047)	(167,047)
Balance March 31, 2022	—	—	—	—	31,188,460	31,188	626,281	627	13,977,240	(14,296,672)	(287,617)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,081	—	1,081
Net loss	—	—	—	—	—	—	—	—	—	(180,056)	(180,056)
Balance June 30, 2022	—	—	—	—	31,188,460	31,188	626,281	627	13,978,321	(14,476,728)	(466,592)
Adjustment of expiration date on certain warrants	—	—	—	—	—	—	—	—	3,548	(3,548)	—
Common stock issued from warrant exercise	—	—	—	—	—	—	100,000	100	49,900	—	50,000
Stock-based compensation expense	—	—	—	—	—	—	—	—	41,395	—	41,395
Net loss	—	—	—	—	—	—	—	—	-	(145,081)	(145,081)
Balance September 30, 2022	-	$-	-	$-	31,188,460	$31,188	726,281	$727	$14,073,164	$(14,625,357)	$(520,278)

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(492,185)	$(133,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	23,468	23,466
Stock-based compensation	43,557	3,244
Gain on sale of equity method investment	—	(100,000)
Changes in operating assets and liabilities:
Prepaid Expenses	(4,040)	(7,240)
Accounts payable	84,116	(5,177)
Accounts payable, related parties	103,999	(102,000)
Net Cash Used in Operating Activities	(241,085)	(320,720)
Cash Flows from Investing Activities:
Proceeds from sale of equity method investment	—	100,000
Net Cash Provided by Investing Activities	—	100,000

Cash Flows from Financing Activities:
Proceeds from sale of common stock	—	385,000
Proceeds from exercise of warrants	50,000	—
Net Cash Provided By Financing Activities	50,000	385,000

Net increase (decrease) in Cash	(191,085)	164,280

Cash, Beginning of period	217,295	1,269

Cash, End of period	$26,210	$165,549

Supplementary Cash Flow Information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

Per the schedule 14C filed on May 17, 2022, on April 22, 2022, stockholders of the Company approved a reverse split in the range from 1-for-2 to 1-for-50, with the Board of Directors able to pick the ratio or abandon the split. The split is subject to FINRA clearance and filing with Secretary of State. As of the date of this filing such split has not occurred.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $492,185 for the nine months ended September 30, 2022, had a working capital deficit of $868,332 and an accumulated deficit of $14,625,357 as of September 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from this uncertainty.

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

These unaudited condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2021, filed with the Company’s annual report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 16, 2022. Interim results of operations for the three and nine months ended September 30, 2022, and 2021, are not necessarily indicative of future results for the full year. The unaudited condensed consolidated financial statements of the Company include the consolidated accounts of VLS and its wholly owned subsidiary VI. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. The Company held no cash equivalents as of September 30, 2022, and December 31, 2021. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

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

The Company’s equity method investment consisted of equity owned in Athens Encapsulation Inc. (“AEI”), a Company controlled by former directors of the Company which was given to the Company as part of an investment and restructuring agreement entered into in May 2019. In January 2021, the Company sold its’ equity investment in AEI, back to AEI for $100,000, which is presented as other income on the statement of operations for the nine months ended September 30, 2021. As of September 30, 2022, the Company did not have any remaining equity investment in AEI. During the three and nine months ended September 30, 2021, the Company’s proportionate share of net income was insignificant.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022.

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

The Company’s contracts with customers are generally on a contract and work order basis and represent obligations that are satisfied at a point in time, as defined in the new guidance, generally upon delivery or has services are provided. Accordingly, revenue for each sale is recognized when the Company has completed its performance obligations. Any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. The Company did not generate any revenue for the three and nine months ended September 30, 2022, and 2021.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the three and nine months ended September 30, 2022, the Company incurred $3,097 and $13,097, respectively, in research and development expenses with a related party. For the three and nine months ended September 30, 2021, the Company incurred $0 and $7,243, respectively, in research and development expenses to a related party.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period using the treasury stock method and as-if converted method. As of September 30, 2022, and 2021, the Company’s dilutive securities are convertible into 3,396,281 and 23,467,283 shares of common stock, respectively, which are not included in the computation of dilutive loss per share because their impact is antidilutive.

The following table represents the classes of dilutive securities as of September 30, 2022, and 2021:

	September 30, 2022	September 30, 2021
Common stock to be issued	726,281	17,507,283
Stock options	2,670,000	—
Warrants to purchase common stock	—	4,060,000
	3,396,281	23,467,283

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022, and 2021.

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets consist of costs incurred in connection with the License Agreement with MGH (See Note 5). The consideration paid for the rights included in the License Agreement was in the form of common stock shares which resulted in MGH receiving approximately 20% of the total outstanding shares of common stock of VI. The estimated fair value of the common stock as of the date of the agreement is being amortized over the term of the License Agreement which is based on the remaining patent life of the related patents being licensed which is approximately 16 years.

The Company’s intangible assets consisted of the following at September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Licensed patents	$492,514	$492,514
Accumulated amortization	(144,461)	(120,994)
	$348,053	$371,520

The Company recognized $7,822 and $23,467 of amortization expense related to the License Agreement with MGH for the three and nine months ended September 30, 2022, and 2021, respectively, which is included in general and administrative expenses on the unaudited condensed consolidated statements of operations.

Future expected amortization of intangible assets is as follows:

Fiscal year ending December 31,
2022 (months remaining)	$7,822
2023	31,299
2024	31,299
2025	31,299
2026	31,299
Thereafter	215,035
$348,053

NOTE 5 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On November 5, 2021, the Company entered into a Consulting Agreement (the “Poznansky Agreement”) with Mark Poznansky, MD, a minority stockholder and former Director. The Company engaged Dr. Poznansky to render consulting services with respect to informing, guiding, and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Poznansky Agreement was for six months (the “Initial Term”), which was extended indefinitely, and the Company agreed to pay the Consultant $2,000 per month commencing November 5, 2021, with consideration for an increase in the monthly fee following the completion for the Company’s successful up listing to the NASDAQ Stock Market. The Company incurred a total of $6,000 and $18,000 in expenses for the three and nine months ended September 30, 2022, respectively, related to the Poznansky Agreement, which is included in professional fees on the unaudited condensed consolidated statements of operations. The Company did not incur any expenses related to the Poznansky Agreement for the three and nine months ended September 30, 2021. As of September 30, 2022, and December 31, 2021, $21,000 and $13,000, respectively, is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets, related to the Poznansky Agreement.

On January 1, 2022, the Company entered into a consulting agreement (the “Toneguzzo Agreement”) with Frances Toneguzzo, Ph.D., the Company’s former CEO. Pursuant to the one-year term of the Toneguzzo Agreement in exchange for services in leading the research and development teams and laboratory work, the consultant will receive $5,000 per month. The Company incurred a total of $15,000 and $45,000 in expenses for the three and nine months ended September 30, 2022, respectively, related to the Toneguzzo Agreement, which is included in professional fees on the unaudited condensed consolidated statements of operations. The Company did not incur any expenses related to the Toneguzzo Agreement for the three and nine months ended September 30, 2021. As of September 30, 2022, and December 31, 2021, $25,000 and $-0-, respectively, is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets, related to the Toneguzzo Agreement.

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

Pre-Sales Diligence Requirement:

(x)	The Company shall provide a detailed business plan and development plan by June 1st, 2022. As of the date of this filing the Company has yet to submit the business and development plan and is negotiating the extension of this requirement with MGH.
(xi)	The Company shall raise $2 million in financing by December 1st, 2022.
(xii)	The Company shall raise an additional $8 million in financing by December 1st, 2023.
(xiii)	The Company shall initiate research regarding the role of CXCL12 in beta cell function and differentiation by January 1st, 2023.
(xiv)	The Company shall initiate diabetic non-human primate studies using cadaveric islets encapsulated in the CXCL12 technology by March 1st, 2023.
(xv)	The Company shall initiate research regarding other applications of the CXCL12 platform by June 1st, 2023.
(xvi)	The Company shall initiate a Phase I clinical trial of a Product or Process by March 1st, 2024.
(xvii)	The Company shall initiate a Phase II clinical trial of a Product or Process within thirteen (13) years from Effective Date.
(xviii)	The Company shall initiate Phase III clinical trial of a Product or Process within sixteen (16) years from Effective Date.

Additionally, as amended by the Eighth Amendment to the License Agreement on March 14, 2022, which replaces the prior post-sales due diligence requirements in their entirety, the License Agreement requires that the Company satisfy the following requirements post-sales of Products (“MGH License Milestones”), by certain dates.

Post-Sales Diligence Requirements:

(i)	The Company shall itself or through an Affiliate or Sublicensee make a First Commercial Sale within the following countries and regions in the License Territory within eighteen (18) years after the Effective Date of this Agreement: US and Europe and China or Japan.

(ii)	Following the First Commercial Sale in any country in the License Territory, Company shall itself or through its Affiliates and/or Sublicensees use commercially reasonable efforts to continue to make Sales in such country without any elapsed time period of one (1) year or more in which such Sales do not occur due to lack such efforts by Company.

In consideration of the update to the diligence milestones, the Company shall pay the following Annual Minimum Royalty payments:

(i)	Prior to the First Commercial Sale, the Company shall pay to MGH a non-refundable annual license fee of ten thousand dollars ($10,000) by June 30, 2022, and on each subsequent anniversary of the Eighth Amendment Effective Date thereafter. This agreed upon non-refundable license fee has been included in accounts payable as of June 30, 2022 and expensed as research and development expense upon execution of the Eight Amendment during the six months ended June 30, 2022. The non-refundable annual license fee was paid on July 1, 2022.

(ii)	Following the First Commercial Sale, Company shall pay MGH a non-refundable annual minimum royalty in the amount of one hundred thousand dollars United States Dollars ($100,000) per year within sixty (60) days after each annual anniversary of the Effective Date. The annual minimum royalty shall be credited against royalties subsequently due on Net Sales made during the same calendar year, if any, but shall not be credited against royalties due on Net Sales made in any other year.

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

The Company incurred costs to MGH of $3,097 and $13,097, respectively, for the three and nine months ended September 30, 2022, respectively, which is classified as research and development costs, related party, on the consolidated statements of operations. The Company incurred costs to MGH of $0 and $7,243, respectively, for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, and December 31, 2021, $3,097 and $3,860, respectively, is included in accounts payable, related parties, on the consolidated balance sheets, for services that remain unpaid.

During the three and nine months ended September 30, 2022, and 2021, there have not been any sales of Product or Process under this License Agreement.

Accounts Payable, related parties and Accrued Salaries, related party

The Company incurred director fees of $30,000 and $90,000 for the three and nine months ended September 30, 2022, respectively, to Federico Pier, the Company’s Chief Executive Officer and Chairman of the Board, which are included in personnel costs on the unaudited condensed consolidated statements of operations. The Company incurred director fees of $22,500 and $67,500 for the three and nine months ended September 30, 2021, respectively, to Mr. Pier. As of September 30, 2022, and December 31, 2021, $115,000 and $60,000, respectively, of these director fees are included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets.

The Company incurred consulting fees of $22,500 and $67,500 for the three and nine months ended September 30, 2022, respectively, to Jeff Wright, the Company’s Chief Financial Officer, which are included in professional fees on the unaudited condensed consolidated statements of operations. The Company incurred consulting fees of $15,000 and $45,000 for the three and nine months ended September 30, 2021, respectively, to Mr. Wright. As of September 30, 2022, and December 31, 2021, $77,762 and $40,000, respectively, is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets.

In August 2020, Frances Tonneguzzo, the Company’s Chief Executive Officer (the “former CEO”) tendered her resignation as CEO. For the three and nine months ended September 30, 2022, and 2021, the Company did not incur any expenses to the former CEO. As of September 30, 2022, and December 31, 2021, $115,312, respectively, of unpaid salary to the former CEO is included in accrued salaries, related party on the unaudited condensed consolidated balance sheets. See Note 5 for a consulting agreement executed with the former CEO.

Sale of Equity Method Investment

In January 2021, the Company sold its’ equity investment in AEI back to AEI for $100,000, which is included in other income on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2021 (see Note 3).

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

The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of Product or Process equal or exceeding $100,000,000 in any calendar year and $4,000,000 within 60 days after the first achievement of total net sales of Product or Process equal to or exceeding $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights. $3,097 and $0, respectively, of expense reimbursements were incurred to MGH during the three and nine months ended September 30, 2022, and 2021. As of September 30, 2022, and December 31, 2021, $3,097 and $0, respectively, is included in accounts payable, related parties, on the unaudited condensed consolidated balance sheets.

Consulting Agreements

On January 12, 2022, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Donohoe Advisory Associates, LLC. (the “Consultant”). The Company engaged the Consultant to provide assistance and advice to the Company in support of the Company’s efforts to obtain a listing on a national securities exchange. The Company agreed to pay the Consultant a retainer fee of $17,500, which is to be applied to the Company’s monthly invoices until such time as the retainer fee is exhausted or the engagement under the agreement ends. The Company incurred $0 and $10,680 in expenses for the three and nine months ended September 30, 2022, which are included in professional fees on the unaudited condensed consolidated statements of operations, and none of which is included in accounts payable on the unaudited condensed consolidated balance sheet. As of September 30, 2022, the remaining balance of the retainer paid to the Consultant was $6,820 and is included in prepaid expenses on the unaudited condensed consolidated balance sheet. No expenses were paid to the Consultant during the three and nine months ended September 30, 2021. If the Company is successful in listing on an exchange, the Company will be obligated to pay a “success fee” to the Consultant of either $10,000 or that number of registered common shares equivalent to $10,000 divided by the closing price of the Company’s common stock on the last day of trading on the OTC Market. The form of the success fee will be determined by the Company.

On March 7, 2022, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Alpha IR Group, LLC. (the “Consultant”). The Company engaged the Consultant to provide consulting, investor relations, and corporate and transaction communication related services. The initial term of the Consulting Agreement is for three months (the “Initial Term”) beginning March 1, 2022, and the Company agreed to pay compensation equal to the sum of $50,000 payable in cash or stock options for the three months of service. The Company incurred $0 and $50,000 in expenses for the three and nine months ended September 30, 2022, respectively, which are included in professional fees on the unaudited condensed consolidated statements of operations. As of September 30, 2022, the balance owed to the Consultant was $50,000 which is included in accounts payable on the unaudited condensed consolidated balance sheet. No expenses were incurred with the Consultant during the three and nine months ended September 30, 2021.

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

As of September 30, 2022, and December 31, 2021, there were -0- shares of Series A Preferred Stock issued and outstanding.

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

As of September 30, 2022, and December 31, 2021, there were -0- shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of common stock, $0.001 par value per share. As of September 30, 2022, and December 31, 2021, there were 31,188,460 and 19,747,283 shares, respectively, of common stock issued and outstanding.

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

During the three and nine months ended September 30, 2022, the Company determined that the former Series B Preferred Stockholders, subsequent to all Series B Preferred Stock having previously been converted to shares of common stock in 2021, were owed additional shares of common stock due to an adjustment to the conversion price that occurred as a result of a down round trigger event that occurred in 2019 when the Company sold shares of common stock and a warrant in a private placement at a price of $0.25, which was below the original conversion ratio of the Series B Preferred Stock. Management determined the total additional shares owed to the Preferred B Stockholders to be 1,001,177 as a result of the down round trigger. The financial statement impact of this down round trigger was not significant. The shares owed to the Series B Preferred Stockholders due to the 2019 trigger event have been presented on the statement of stockholders’ equity retrospectively as common stock to be issued with no impact on total stockholders’ deficit. The Company issued the additional shares to the Series B Preferred Stockholders on March 24, 2022.

In July 2022, the Company received proceeds totaling $50,000 and issued 100,000 shares of common stock pursuant to the exercise of warrants at $0.50 per share.

Common Stock to be issued

As of September 30, 2022 and 2021, there were 726,281 and 12,607,281, respectively, shares of common stock to be issued. The September 30, 2022, amount relates to 597,281 shares to be issued pursuant to a Stock Issuance and Release Agreement (“SRI Agreement”) executed by the Company in February 2019 to stockholders for no consideration who purchased shares in 2018 at $1.85, 30,000 shares of common stock to be issued to two initial shareholders of VI, and 100,000 shares to be issued pursuant to the exercise of warrants in July 2022.

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

Stock Option-Based Compensation Plan

On August 10, 2022, the Board of Directors of the Company approved and adopted the Vicapsys Life Sciences, Inc., 2022 Omnibus Equity Incentive Plan (the “Plan”). The material terms of the 2022 Plan are set forth below:

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

Stock Option Activity

On August 10, 2022, the Board of Directors authorized the Company to issue options to purchase an aggregate of 770,000 shares of common stock to certain consultants, and former directors. The stock options are exercisable at a price of $0.50. The options granted are estimated to have fair market value per share of $0.16. The stock options fully vest after six months from the grant date.

We utilized the Black-Scholes valuation method to recognize compensation expense over the vesting period. The expected life was determined using the simplified method.

The simplified method provided in Securities and Exchange Commission release, Staff Accounting Bulletin No. 110, averages an award’s weighted average vesting period and contractual term for “plain vanilla” share options. The expected volatility was estimated by analyzing the historic volatility of similar public biotech companies in an early stage of development. No dividend payouts were assumed as we have not historically paid, and do not anticipate paying, dividends in the foreseeable future. The risk-free rate of return reflects the average interest rate offered for US treasury rates over the expected term of the options.

The option price was set at the estimated fair value of the common stock on the date of grant using an actual transactions approach. The actual transactions method considers actual sales of the Company’s equity prior to the valuation date. The Company determined the price per share of the most recent private sale of equity to be a more reliable indicator of the Company’s fair value rather than the quoted OTC prices, which reflected very low trading volume that subjected the quote price to unusual fluctuations in the stock prices.

The significant assumptions used to estimate the fair value of the equity awards granted were;

Grant date	August 10, 2022
Price of common stock of the Company’s last capital raise	$0.25
Expected term (years)	5.25
Risk-free interest rate	2.93%
Volatility	95%
Dividend yield	None

The following table summarizes activities related to stock options of the Company for the nine months ended September 30, 2022:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (Per Option)
Outstanding at December 31, 2021	1,900,000	$0.66	5.83	$—
Granted	770,000	$0.50	9.86	$—
Outstanding at September 30, 2022	2,670,000	$0.62	6.46	$—
Exercisable at September 30, 2022	1,900,000	$0.66	5.08	$—

As of September 30, 2022, there were 770,000 shares of time-based, non-vested stock options that fully vest in February 2023. As of September 30, 2022, there was $82,789 of total unrecognized stock-based compensation related to these non-vested stock options. That expense is expected to be recognized on a straight-line basis over a weighted average period of 0.33 years.

The Company recorded stock compensation expense of $41,395 and $43,557 for the three and nine months ended September 30, 2022, respectively. The Company recorded stock compensation expense of $1,081 and $3,244 for the three and nine months ended September 30, 2021, respectively.

Warrants

On July 14, 2022, the Board authorized and approved to extend the end date of certain warrants issued with common stock purchases at various dates in 2019, by and among the Company and certain investors, pursuant to which the investors had the right to exercise the warrants until July 31, 2022.

Accounting Standards Codification (“ASC”) ASC 718-20 Compensation-Stock compensation, which provides for the guidance on the accounting for a modification of the terms or conditions of an equity award, and requires a modification to be treated as an exchange of the original issuance for a new issuance, and any incremental value between the original award and the modified award be recorded.

We utilized a Black-Scholes valuation method to determine any incremental value due to the modification. The inputs used to value the warrant as of the modification date are as follows:

●	The price of the common stock the Company last raised capital: $0.25
●	Exercise price of the warrant: $0.50
●	Life of the warrant: 0.15 years
●	Risk free return rate: 1.99%
●	Annualized volatility rate of four comparative companies: 94%

The Company recognized $3,548 in incremental value for the fair market value of the modified warrants over the fair market value of the original warrants. The Company recognized the effect of the excess fair market value as a deemed dividend which reduced the income available to common stockholders for the three and nine months ended September 30, 2022.

The following table summarizes activities related to warrants of the Company for the nine months ended September 30, 2022:

	Number of Warrants	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (Per Warrant)
Outstanding and exercisable at December 31, 2021	4,060,000	$0.50	0.53	$1.50
Exercised	100,000	$0.50	—	—
Expired	3,960,000	$0.51	—	—
Outstanding and exercisable at September 30, 2022	—	$—	—	$—

The Company did not issue any warrants during the nine months ended September 30, 2022.

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

The Company’s strategy is to develop and commercialize, on a worldwide basis, various intellectual property rights (patents, patent applications, know how, etc.) relating to a series of encapsulated products that incorporate proprietary derivatives of the chemokine CXCL12 for creating a zone of immuno protection around cells, tissues, organs and devices for therapeutic purposes. The product name VICAPSYN™ is the Company’s proprietary product line that is applied to transplantation therapies and related stem-cell applications in the transplantation field.

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

Results of Operations – Three and Nine Months Ended September 30, 2022, and 2021

Revenues

The Company did not have any revenues for the three and nine months ended September 30, 2022, and 2021.

Operating Expenses

We classify our operating expenses into four categories: personnel costs, research and development expenses, professional fees, and general and administrative expenses. The Company’s total operating expenses for the three and nine months ended September 30, 2022, were $145,081 and $492,185 respectively, compared to $111,181 and $233,013, for the three and nine months ended September 30, 2021, respectively.

The $2,500 monthly increase in Director fees for our CEO commencing in January 2022, resulted in an increase in personnel costs to $30,470 and $91,754 for the three and nine months ended September 30, 2022, respectively, from $23,072 and $68,532 for the three and nine months ended September 30, 2021, respectively. We incurred $3,097 and $13,097 in research and development expenses during the three and nine months ended September 30, 2022, respectively, related to expenses and a non-refundable royalty fee we agreed to pay upon execution of the Eighth Amendment to the License Agreement with MGH which occurred in March 2022, which is a slight increase from $-0- and $7,243 in research in development expenses incurred during the three and nine months ended September 30, 2021, respectively. Research and development expenses remained consistently low as the Company continued ongoing financing efforts in the wake of the negative impact of COVID-19, which continued to hinder the Company’s ability to raise the additional capital necessary to maintain regular operating activities. The increase in general and administrative costs to $12,257 and $41,210 for the three and nine months ended September 30, 2022, respectively, from $8,644 and $26,410 for the three and nine months ended September 30, 2021, respectively, was due to expenses incurred operating as a publicly traded entity. The increase in professional fees to $99,257 and $346,124 for the three and nine months ended September 30, 2022, respectively, from $79,465 and $130,828 for the three and nine months ended September 30, 2021, respectively, was primarily attributable to the legal, accounting, and consulting and investor relations costs incurred in support of the Company’s efforts to obtain a listing on a national securities exchange.

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

Liquidity and Capital Resources

At September 30, 2022, we had $26,210 of cash on hand and an accumulated deficit of $14,625,358.

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

In January 2021, the Company sold its equity investment in AEI, back to AEI for $100,000, which is included in other income for the three and six months ended March 31, 2021. During the year ended December 31, 2021, the Company entered into Securities Purchase Agreements with select accredited investors in connection with a private offering by the Company to raise a maximum of $1,000,000 through the sale of common stock of the Company at $0.25 per share. As of December 31, 2021, the Company had raised an aggregate amount of $560,000 from the sale of 2,240,000 shares of common stock. The Company did not raise any additional capital during the three and nine month period ended September 30, 2022.

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

Working Capital Deficit

	September 30, 2022	December 31, 2021
Current Assets	$35,747	$222,793
Current Liabilities	904,079	715,964
Working Capital Deficit	$(868,332)	$(493,171)

Cash Flows

Cash activity for the nine months ended September 30, 2022, and 2021 is summarized as follows:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(241,085)	$(320,720)
Net cash provided by investing activities	—	100,000
Net cash provided by financing activities	50,000	385,000
Net increase (decrease) in cash	$(191,085)	$164,280

As of September 30, 2022, the Company had $26,210 of cash on hand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Board of Directors

On September 22, 2022, the Board of Directors (the “Board”) accepted the resignations of John Potts and Michael Yurkowsky as members of the Board, effective immediately. The resignations were not because of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Also on September 22, 2022, the Board appointed each of Charles “Charlie” Farrahar, Dr. Colleen Delaney and Richard Rosenblum as members of the Board.

Contractual Obligations

MGH License Agreement

The Company has executed a License Agreement with MGH. Prior to the first commercial sale, the License Agreement requires the Company to pay MGH a non-refundable annual license fee of $10,000 by June 30, 2022, and on each subsequent anniversary of the Effective Date thereafter. The first non-refundable annual license fee was paid on July 1, 2022. Additionally, following the first commercial sale, the License agreement requires the Company to pay MGH a non-refundable annual minimum royalty in the amount of $100,000 per year within sixty days after each annual anniversary of the Effective Date.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022, and concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022, due to a material weakness in the Company’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation during the quarter ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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

Date: November 21, 2022

Vicapsys Life Science, Inc.

By:	/s/ Federico Pier
Federico Pier
Chief Executive Officer and Executive Chairman of the Board
(Principal Executive Officer)

By:	/s/ Jeffery Wright
Jeffery Wright
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

