Form 10-K
period 2022-12-31
Vicapsys Life Sciences, Inc.
filed 2023-04-14
CIK 1468639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter ($0.25) was $4,619,269.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of April 14, 2023, was 31,188,461 shares (includes common stock to be issued of 727,281 shares).

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

Pre-Sales Diligence Requirement:

(x)	The Company shall provide a detailed business plan and development plan by June 1st, 2022. As of the date of this filing the Company has yet to submit the business and development plan and is negotiating the extension of this requirement with MGH.
(xi)	The Company shall raise $2 million in financing by December 1st, 2022. As of the date of this filing the Company has yet to raise $2 million and is negotiating the extension of this requirement with MGH.
(xii)	The Company shall raise an additional $8 million in financing by December 1st, 2023.
(xiii)	The Company shall initiate research regarding the role of CXCL12 in beta cell function and differentiation by January 1st, 2023.
(xiv)	The Company shall initiate diabetic non-human primate studies using cadaveric islets encapsulated in the CXCL12 technology by March 1st, 2023.
(xv)	The Company shall initiate research regarding other applications of the CXCL12 platform by June 1st, 2023.
(xvi)	The Company shall initiate a Phase I clinical trial of a Product or Process by March 1st, 2024.
(xvii)	The Company shall initiate a Phase II clinical trial of a Product or Process within thirteen (13) years from Effective Date.
(xviii)	The Company shall initiate Phase III clinical trial of a Product or Process within sixteen (16) years from Effective Date.

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

Research and Development

The Company is primarily engaged in preclinical testing of CXCL12 and delivery systems associated with the treatment of T1D. Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2022, and 2021, the Company recorded $13,097 and $17,698, respectively, of research and development expenses to a related party.

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

Employees

As of December 31, 2022, we have two employees. None of our employees are represented by a labor union, and none of our employees has entered into a collective bargaining agreement with us. We consider our employee relations to be good.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market

Our common stock is quoted on the OTC Pink under the symbol “VICP” and there is no established public trading market for the class of common equity.

The following table includes the high and low bids for our common stock for the fiscal years ended December 31, 2022 and 2021.

Period Fiscal Year 2022	High	Low
First Quarter (January 1, 2022 – March 31, 2022)	$8.00	$2.00
Second Quarter (April 1, 2022 – June 30, 2022)	$2.60	$0.85
Third Quarter (July 1, 2022 – September 30, 2022)	$2.52	$1.00
Fourth Quarter (October 1, 2022 – December 31, 2022)	$1.00	$1.00

Period Fiscal Year 2021	High	Low
First Quarter (January 1, 2021 – March 31, 2021)	$2.00	$1.50
Second Quarter (April 1, 2021 – June 30, 2021)	$2.05	$1.11
Third Quarter (July 1, 2021 – September 30, 2021)	$1.43	$0.0001
Fourth Quarter (October 1, 2021 – December 31, 2021)	$2.00	$0.25

These prices do not represent the fair market value of our common stock. The most recent sale of our common stock pursuant to a Private Placement Memorandum was on April 12, 2023 at a price of $0.25.

Holders

As of April 7, 2023, there are 31,188,461 shares of common stock outstanding, held by 300 record holders of our common stock.

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

Date of Transaction	Transaction type	Number of shares issued	Class of Securities	Were the shares issued at a discount	Individual/Entity shares were issued to	Reasons for issuance

3/1/2021	New	24,000	Common	Yes	Ronald Mitori Roth IRA	Purchased
5/26/2021	New	600,000	Common	Yes	YPH, LLC	Purchased
6/22/2021	New	100,000	Common	Yes	Ronald Mitori Roth IRA	Purchased
6/30/2021	New	40,000	Common	Yes	Victor Sasson	Purchased
7/7/2021	New	140,000	Common	Yes	Normdog, LLC	Purchased
7/8/2021	New	100,000	Common	Yes	Norman Esses	Purchased
7/15/21	New	100,000	Common	Yes	Victor Setton	Purchased
7/21/21	New	60,000	Common	Yes	Mark Chraime	Purchased
7/25/21	New	320,000	Common	Yes	YPH, LLC	Purchased
8/16/2021	New	80.000	Common	Yes	Harry Franco	Purchased
10/20/21	New	100,000	Common	Yes	NASC	Purchased
10/20/21	New	400,000	Common	Yes	RSG Limited Partnership	Purchased
11/12/2021	New	100,000	Common	Yes	John Lemak	Purchased
11/15/2021	New	100,000	Common	Yes	Ronald Mitori Roth IRA	Purchased
1/13/2022	New	4,800,000	Common	Yes	Bonderman Family Limited Partnership	Conversion
1/13/2022	New	2,400,000	Common	Yes	ADEC Private Equity Investments LLC	Conversion
1/13/2022	New	180,000	Common	Yes	John J. & Beverly P. Monaco	Conversion
1/13/2022	New	270,000	Common	Yes	Steve Gorlin	Conversion
1/13/2022	New	120,000	Common	Yes	Thomas E. Hills	Conversion
1/13/2022	New	60,000	Common	Yes	Neil Kleinhandler	Conversion
1/13/2022	New	120,000	Common	Yes	JLVA LLC	Conversion
1/13/2022	New	60,000	Common	Yes	Patricia Shea	Conversion
1/13/2022	New	78,000	Common	Yes	Elliot Bibi	Conversion
1/13/2022	New	30,000	Common	Yes	Frank J.B. Varallo Irrevocable Trust DTD 10/6/86	Conversion
1/13/2022	New	78,000	Common	Yes	Isaac Franco	Conversion
1/13/2022	New	30,000	Common	Yes	Joseph F. DeCosimo	Conversion

1/13/2022	New	60,000	Common	Yes	JSL Kids Partners	Conversion
1/13/2022	New	30,000	Common	Yes	JWP Holdings LLC	Conversion
1/13/2022	New	24,000	Common	Yes	Mark Poznansky	Conversion
1/13/2022	New	240,000	Common	Yes	NASC Investments, LLC	Conversion
1/13/2022	New	60,000	Common	Yes	Neil Kleinhandler	Conversion
1/13/2022	New	60,000	Common	Yes	Patricia Shea	Conversion
1/13/2022	New	300,000	Common	Yes	Peter Gerhard	Conversion
1/13/2022	New	30,000	Common	Yes	Robert F. DeCosimo	Conversion
1/13/2022	New	60,000	Common	Yes	RSG (US Holdings) Limited Partnership	Conversion
1/13/2022	New	30,000	Common	Yes	SSBP Corp.	Conversion
1/13/2022	New	150,000	Common	Yes	Stephen R. Banks	Conversion
1/13/2022	New	30,000	Common	Yes	Summerfield Group, GP	Conversion
1/13/2022	New	150,000	Common	Yes	Virginia E. Dadey	Conversion
1/13/2022	New	1,080,000	Common	Yes	Ypsilon Biotech, LLC	Conversion
3/28/2022	New	600,000	Common	Yes	ADEC Private Equity Investments LLC	Antidilution
3/28/2022	New	1,200,000	Common	Yes	Bonderman Family Limited Partnership	Antidilution
3/28/2022	New	150,000	Common	Yes	Steve Gorlin	Antidilution
3/28/2022	New	60,000	Common	Yes	JLVA LLC	Antidilution
3/28/2022	New	24,000	Common	Yes	Mark Poznansky	Antidilution
3/28/2022	New	1,080,000	Common	Yes	Ypsilon Biotech, LLC	Antidilution
3/28/2022	New	300,000	Common	Yes	Peter Gerhard	Antidilution
3/28/2022	New	78,000	Common	Yes	Isaac Franco	Antidilution
3/28/2022	New	78,000	Common	Yes	Elliot Bibi	Antidilution
3/28/2022	New	30,000	Common	Yes	JWP Holdings LLC	Antidilution
3/28/2022	New	60,000	Common	Yes	JSL Kids Partners	Antidilution
3/28/2022	New	60,000	Common	Yes	RSG (US Holdings) Limited Partnership	Antidilution
3/28/2022	New	150,000	Common	Yes	Stephen R. Banks	Antidilution
3/28/2022	New	240,000	Common	Yes	NASC Investments, LLC	Antidilution
3/28/2022	New	150,000	Common	Yes	Virginia E. Dadey	Antidilution
3/28/2022	New	30,000	Common	Yes	SSBP Corp.	Antidilution
3/28/2022	New	30,000	Common	Yes	Frank J.B. Varallo Irrevocable Trust DTD 10/6/86	Antidilution
3/28/2022	New	30,000	Common	Yes	Joseph F. DeCosimo	Antidilution
3/28/2022	New	30,000	Common	Yes	Nonodecs, GP	Antidilution
3/28/2022	New	30,000	Common	Yes	Robert F. DeCosimo	Antidilution
3/28/2022	New	30,000	Common	Yes	Summerfield Group, GP	Antidilution
7/18/2022	New	100,000	Common	Yes	Harry Franco	Warrant Exercise

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

Per the schedule 14C filed on May 17, 2022, on April 22, 2022, stockholders of the Company approved a reverse split in the range from 1-for-2 to 1-for-50, with the Board of Directors able to pick the ratio or abandon the split. The split is subject to FINRA clearance and filing with Secretary of State. As of the date of this filing, such split has not occurred.

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

Results of Operations

The Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenues

The Company did not have any revenues for the years ended December 31, 2022 and 2021.

Expenses

Operating expenses consist of personnel costs, research and development expenses, professional fees, travel expenses and general and administrative expenses. Our total operating expenses for the year ended December 31, 2022, were $984,790 compared to $336,871 for the year ended December 31, 2021, an increase of $647,919. The increase was primarily a result of the impairment loss of $340,231 recognized in connection with the write off of the intangible asset, as well as an increase in professional fees paid in connection with the Company’s efforts to complete an up listing to NASDAQ. Research and development costs decreased slightly from $13,097 for the year ended December 31, 2022 compared to $17,698 for the year ended December 31, 2021.

Year-over year increases in general and administrative expenses of $24,408 and personnel costs of $30,956 was primarily due to the increase in costs to operate as a publicly traded company as well as stock-based compensation as a result of the issuance of stock options granted in August 2022. The negative impact of COVID-19, continued to hinder the Company’s ability to raise the additional capital necessary to maintain operating activities in 2022.

Other Income

There was no other income or other expenses for the year ended December 31, 2022. Other income for the year ended December 31, 2021 of $100,000 was the result of the sale of the Company’s equity investment in AEI, back to AEI.

Net Loss

As a result of the foregoing, the Company had a net loss of $984,790 for the year ended December 31, 2022, compared to a net operating loss of $336,871 for the year ended December 31, 2021.

Liquidity and Capital Resources

The Company is not currently generating revenues. At December 31, 2022, we had $14,097 cash on hand, a working capital deficit of $950,791 and an accumulated deficit of $15,117,963.

In July 2022, the Company received proceeds totaling $50,000 and issued 100,000 shares of common stock pursuant to the exercise of warrants at $0.50 per share. In January 2021, the Company sold its equity investment in AEI, back to AEI for $100,000, which is included in other income for the year ended December 31, 2021. During the year ended December 31, 2021, the Company entered into Securities Purchase Agreements with select accredited investors in connection with a private offering by the Company to raise a maximum of $1,000,000 through the sale of shares of common stock of the Company at $0.25 per share. During the year ended December 31, 2021, the Company has raised an aggregate amount of $560,000 from the sale of 2,240,000 shares of common stock.

In April 2023, the Company entered into Security Purchase Agreements (“SPA’s) with select accredited investors in connection with a private offering by the Company to raise a maximum of $300,000 through the sale of shares of common stock at $0.25 per share. The Company has raised an aggregate amount of $100,000 as of the date of these consolidated financial statements.

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

We did not generate revenues from operations for the year ended December 31, 2022, and no substantial revenues are anticipated until we have implemented our full plan of operations. To implement our strategy to grow and expand per our business plan, we intend to generate working capital via private placements of equity or debt securities, or to secure one or more loans. If we are unsuccessful in raising capital, we could be required to cease business operations and investors would lose all of their investment.

Additionally, we will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. This additional corporate governance time required of management could limit the amount of time management has to implement our business plan and may impede the speed of our operations.

Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was $238,197, which primarily consisted of our net loss of $984,790 adjusted for non-cash expenses of $31,289 of amortization, $340,231 impairment loss, and $105,650 of stock-based compensation expense.

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

Investing Activities

There were no investing activities from continuing operations for the year ended December 31, 2022. During the year ended December 31, 2021, the Company sold its equity investment in AEI, back to AEI for $100,000.

Financing Activities

For the year ended December 31, 2022, net cash used in financing activities was $34,999 and consisted of the payment of deferred offering costs of $15,001, offset by proceeds received totaling $50,000 received from the issuance of 100,000 shares of common stock pursuant to the exercise of warrants at $0.50 per share. During the year ended December 31, 2021, the Company sold 2,240,000 shares of common stock at $0.25 per share and received proceeds of $560,000.

Off-Balance Sheet Arrangements

As of December 31, 2022, there were no off-balance sheet arrangements.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2022 and 2021 include impairment of intangible assets, valuation allowance for deferred tax asset and non-cash equity transactions and stock-based compensation.

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company held no cash equivalents as of December 31, 2022, and 2021. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

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

As of December 31, 2022, due to the combination of not having met certain due diligence requirements per the License Agreement, and the Company not raising sufficient capital necessary to maintain regular research and development activities in 2022, the Company reviewed the MGH license agreement for possible impairment. The Company concluded an impairment of the License Agreement existed due to there being no projected undiscounted future net cash flows derived from the asset (See Note 4).

Long-Lived Assets

The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. Management has reviewed the Company’s long-lived assets for the years ended December 31, 2022, and 2021, and concluded an impairment of the License Agreement existed as of December 31, 2022 due to there being no projected undiscounted future net cash flows derived from the asset (See Note 4).

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2022, and 2021, the Company recorded $13,097 and $17,698 of research and development expenses, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2022, and 2021, the Company’s dilutive securities are convertible into 3,397,281 and 17,027,281 shares of common stock, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. The following table represents the classes of dilutive securities as of December 31, 2022, and 2021:

	December 31, 2022	December 31, 2021
Common stock to be issued	727,281	11,067,281
Stock options	2,670,000	1,900,000
Warrants to purchase common stock	—	4,060,060
	3,397,281	17,027,281

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

Going Concern

The independent auditors’ reports on our consolidated financial statements for the years ended December 31, 2022 and 2021 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the consolidated financial statements filed herewith.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements and Financial Statement Schedules appearing on pages F-1-F-20 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that review and evaluation, the CEO and CFO have concluded that, as of December 31, 2022, disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, our management, including our CEO and CFO, concluded that our internal control over financial reporting was not effective as of December 31, 2022, as described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers.

Set forth below is the name, age, and positions held by our executive officers and directors:

Name	Age	Position(s) and Office(s) Held
Federico Pier	55	Chief Executive Officer (Principal Executive Officer) and Executive Chairman of the Board of Directors
Jeffery Wright	40	Chief Financial Officer (Principal Financial and Accounting Officer)
Charles Farrahar	61	Director
Colleen Delaney	55	Director
Dorothy Jordan	66	Director
Richard Rosenblum	63	Director

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

Federico Pier – Chief Executive Officer and Executive Chairman of the Board

Mr. Pier was appointed as the Executive Chairman of the Board in May 2019, and has served as the Company’s Chief Executive Officer since August 2020. He is the Managing Director of YPH, LLC, a multifamily office investing in life sciences, energy, and technology. Mr. Pier has more than 25 years of experience in reverse mergers, structured finance, convertible debt and straight equity. He previously served as a Senior Director at Oppenheimer & Co. and as Managing Director at Bear Stearns. He holds a Bachelors’ degree from the University of North Texas and an MBA from the Graduate School of Management at the University of Dallas.

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

Charlie Farrahar- Director

Mr. Farrahar, age 61, is a certified public accountant with over 30 years of managerial finance, administration, human resource, investor relations and risk management experience in the public, private and non-profit sectors. Mr. Farrahar served as the Company’s original Chief Financial Officer from its inception in 2014 through its merger with SSGI, Inc. to become a public entity. He has served as Chief Financial Officer for several small biotech startups in various stages of development and has been involved with their exits or mergers. Currently, he serves as Chief Financial Officer for Rion LLC , a privately held biotech company headquartered in Rochester, MN that licenses a platform technology from Mayo Clinic. In the late 1990s, Mr. Farrahar was Chief Financial Officer of Credit Depot Corp (Nasdaq). He was Chief Financial Officer of Medovex Corp. when it initially went public on Nasdaq in 2014 and was Chief Financial Officer of Roadie, Inc., when it was purchased by UPS in 2021.

Dr. Colleen Delaney- Director

Dr. Delaney, age 55, is Scientific Founder and Chief Scientific Officer, Executive Vice President of Research and Development of Deverra Therapeutics, Inc., a cellular therapy company focused on development of universal donor, off-the-shelf cell therapies for patients with hematologic malignancies and other critical diseases. Additionally, Dr. Delaney is a stem cell transplant physician and an Affiliate and former Professor of the Fred Hutchinson Cancer Research Center, Clinical Research Division, where she was PI of an NIH/government funded laboratory and where she established and became the Director of the Program in Cord Blood Transplant and Cord Blood Research at the Fred Hutch/Seattle Cancer Care Alliance. Dr. Delaney’s research interests focus on the development of methods to expand the number of umbilical cord blood stem cells and to then direct these cells to further differentiate into mature blood and immune cells for clinical application. She has more than 20 years of experience in the development of cord blood derived allogeneic cell therapies from bench to bedside and is an inventor on numerous patents.

Dr. Delaney received her MSc from Oxford University and her MD from Harvard Medical School and is the recipient of numerous awards, including the prestigious Damon Runyon Foundation Clinical Investigator Award, the Dr. Ali Al-Johani Award in recognition of exemplary clinical medical care and compassion to patients and families, the Seattle Business Journal’s Leaders in Health Care Award for Outstanding Medical Research and the Seattle American Women in Science’s Award for the Scientific Advancement and Leadership in STEM.

Richard Rosenblum - Director

Mr. Rosenblum, age 63, has served as President, Chief Financial Officer and Director of Payment Solutions Inc. since July 22, 2021. Mr. Rosenblum has also been a member of the Board of Directors of H-Cyte since February 1 2022. Mr. Rosenblum has been, since its founding in 1994, Chief Executive Officer and Principal at Harborview Capital Advisors LLC, which provided strategic advisory services in the areas of capital formation, merchant banking and management consulting. Additionally, Mr. Rosenblum has been the owner of Harborview Property Management for over 25 years, where he invests and manages domestic and international commercial real-estate, and multi-family real-estate assets. From 2008 to 2014, Mr. Rosenblum was a Director, President and Executive Chairman of Alliqua Biomedical Inc. (NASDAQ: ALQA), which developed and marketed hydrogel manufacturing technology in the wound care sector. His philanthropic and community-centered activities include being a founding board member of the Dr. David Feit Memorial Foundation, which for over 15 years raised money for the benefit and support of youth activities. Since 2018, Mr. Rosenblum has served on the Board of Directors of the Chilton Hospital Foundation. Mr. Rosenblum graduated Summa Cum Laude from SUNY Buffalo with a B.A. in Finance and Accounting.

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

ITEM 11. EXECUTIVE COMPENSATION

2022 Summary Compensation Table

The following table sets forth information regarding compensation earned in or with respect to our fiscal years 2022 and 2022 for the following persons (collectively, the “named executive officers”):

(i)	our principal executive officer or other individual serving in a similar capacity during the fiscal year ended December 31, 2022;

(ii)	our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2022 whose compensation exceed $100,000; and

(iii)	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2022.

Name	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Federico Pier	2022	$120,000	$-	$-	$120,000
( Chief Executive Officer)	2021	$90,000	$-	$-	$90,000

Jeffrey Wright	2022	$90,000	$-	$-	$90,000
Chief Financial Officer	2021	$60,000	$-	$-	$60,000

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

Outstanding Equity Awards At 2022 Fiscal Year-End

The following table presents information concerning unexercised options and unvested restricted stock awards for the named executive officer outstanding as of December 31, 2022.

	Option Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Federico Pier	6/14/19	250,000	-	-	$0.25	6/14/29
Federico Pier	8/10/22	-	250,000	-	$0.25	8/10/32
Jeff Wright	8/10/22	-	150,000	-	$0.25	8/10/32

Executive Officer Compensation - Employment Agreements

On January 1, 2023, Vicapsys Life Sciences, Inc. (the “Company”) entered into that certain Employment Agreement (the “Pier Agreement”), dated as of January 1, 2023, by and between the Company and Federico Pier, the Company’s Chief Executive Officer and Executive Chairman of the Board.

Pursuant to the terms of the Pier Agreement, the Company agreed to pay Mr. Pier an annual base salary of $250,000 for his services as Chief Executive Officer. Mr. Pier’s base salary is subject to review annually by the Company’s Board of Directors (the “Board”) and may be increased, but not decreased. Mr. Pier will not receive any compensation for his services as a member of the Board.

In addition, Mr. Pier is eligible to receive an annual cash bonus of up to 100% of his annual base salary upon achievement of performance objectives to be determined by the Board or its compensation committee in consultation with Mr. Pier.

Also, Mr. Pier will have earned and will be paid a one-time cash bonus in a gross amount equal to $100,000 if either of the following triggering events occurs during the Term (as hereinafter defined):

●	The Company’s common stock is listed on The Nasdaq Stock Market or the New York Stock Exchange; or
●	The Company secures and receives financing of at least $8 million.

Pursuant to the terms of the Pier Agreement, the Company also agreed to issue to Mr. Pier a restricted stock unit award containing the following terms: Mr. Pier will receive shares of common stock of the Company (i) representing 1% of the Company’s fully diluted equity as of the payment date (the “Initial Equity Payment”) if the Company achieves a market capitalization of at least $250 million for 60 consecutive days during the term of the Pier Agreement (the “Initial Market Capitalization Target”); and (ii) representing the difference between 2% of the Company’s fully diluted equity as of the payment date and the amount of Initial Equity Payment (the “Subsequent Equity Payment”) and, together with Initial Equity Payment, “Equity Payments”) if the Company achieves a market capitalization of at least $500 million for 60 consecutive days during the Term (the “Subsequent Market Capitalization Target” and, together with Initial Market Capitalization Target, “Market Capitalization Targets”), such that Mr. Pier has, in the aggregate, received shares of common stock of the Company representing 2% of the Company’s fully diluted equity as of the date of payment of Subsequent Equity Payment.

Mr. Pier is also eligible to receive additional equity-based compensation awards as the Company may grant from time to time.

The Pier Agreement has a five-year term and will be automatically renewed for successive one-year periods until either party delivers a written notice of non-renewal at least 30 days prior to the then-effective term (the “Term”); provided that the Term will terminate prior to any such date (i) immediately upon Mr. Pier’s death or Disability (as defined in the Pier Agreement), (ii) on a date of termination set forth in the Company’s written notice of termination for any reason (whether for Cause (as defined in the Pier Agreement) or without Cause), or (iii) on a date of termination set forth in a written notice of Mr. Pier’s resignation.

Director Compensation

Mr. Federico Pier was named Executive Chairman of the Board of Directors in May 2019. For the years ended December 31, 2022, and 2021, the Company recorded expenses of $120,000 and $90,000 for these services. As of December 31, 2022, and 2021, Mr. Pier is owed $144,000 and $60,000, respectively, of accrued and unpaid director fees, and such amount is included in accounts payable, related parties on the consolidated balance sheet.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 1, 2023 for:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership of our common stock is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of April 14, 2023. Except as indicated by footnote, and subject to applicable community property laws, we believe the persons identified in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

In the following table, percentage ownership is based on 31,915,742 shares of our common stock. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of voting securities subject to options or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of April 1, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each of the following persons is c/o Vicapsys Life Sciences, Inc., 7778 Mcginnis Ferry Rd. #270, Suwanee, GA 30024. Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Title:	Class of Security	Amount of beneficial ownership	Percent of Class (1)
Executive Officers and Directors:

Jeffery Wright, Chief Financial Officer	Common Stock (4)	150,000	* %

Federico Pier	Common Stock (3)	1,105,785	3.5%

Chief Executive Officer and Executive Chairman of the Board of Directors

Charles Farrahar, Director	Common Stock	450,000	1.4%

Richard Rosenblum, Director	Common Stock	0	0%

Dorothy Jordan, Director	Common Stock (2)	212,500	* %

Colleen Delaney	Common Stock	0	0%

All Executive Officers and Directors (6 persons)	Common Stock (2,3,4)	1.918.285	19.9%

More than 5% Beneficial Owners:

Bonderman Family Limited Partnership (5)	Common Stock	6,070,588	19.0%

ADEC Private Equity Investments LLC (6)	Common Stock	3,135,294	9.8%

Massachusetts General Hospital (7)	Common Stock	3,582,880	11.2%

*Less than 1%.

(1)	Based on 31,915,742 (includes common stock to be issued of 727,281) shares of common stock outstanding as of April 1, 2023.
(2)	Includes 100,000 shares of common stock issuable upon the exercise of vested options.
(3)	Includes 500,000 shares of common stock issuable upon the exercise of vested options.
(4)	Includes 150,000 shares of common stock issuable upon the exercise of vested options.
(5)	Leonard Potter has voting and dispositive control over the Bonderman Family Limited Partnership. The address of the Bonderman Family Limited Partnership is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(6)	E. Burke Ross has voting and dispositive control over the ADEC Private Equity Investments, LLC.
(7)	Emile Braun has voting control and dispositive control over Massachusetts General Hospital.

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

In addition to the executive officer and director compensation arrangements discussed in “Executive Compensation,” the following is a description of all related person transactions that occurred during the period from January 1, 2022, through December 31, 2022, and any currently proposed transaction (the “Reporting Period”).

Consulting Agreements

On November 5, 2021, the Company entered into a Consulting Agreement (the “Poznansky Agreement”) with Mark Poznansky, MD, a minority stockholder and former Director. The Company engaged Dr. Poznansky to render consulting services with respect to informing, guiding, and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Poznansky Agreement was for six months (the “Initial Term”), which was extended indefinitely, and the Company agreed to pay the Consultant $2,000 per month commencing November 5, 2021, with consideration for an increase in the monthly fee following the completion for the Company’s successful up listing to the NASDAQ Stock Market. The Company incurred a total of $24,000 and $4,000 in expenses for the years ended December 31, 2022 and 2021, respectively, related to the Poznansky Agreement, which is included in professional fees on the consolidated statements of operations. As of December 31, 2022 and 2021, $26,000 and $9,000, respectively, is included in accounts payable, related parties, on the consolidated balance sheets, related to the Poznansky Agreement.

On January 1, 2022, the Company entered into a consulting agreement (the “Toneguzzo Agreement”) with Frances Toneguzzo, Ph.D., the Company’s former CEO. Pursuant to the one-year term of the Toneguzzo Agreement in exchange for services in leading the research and development teams and laboratory work, the consultant will receive $5,000 per month. The Company incurred a total of $60,000 in expenses for the year ended December 31, 2022 related to the Toneguzzo Agreement, which is included in professional fees on the consolidated statements of operations. The Company did not incur any expenses related to the Toneguzzo Agreement for the year ended December 31, 2021. As of December 31, 2022, $40,000 is included in accounts payable, related parties, on the consolidated balance sheet related to the Toneguzzo Agreement.

On January 12, 2022, the Company entered into a Consulting Agreement (the “Donohoe Agreement”) with Donohoe Advisory Associates, LLC. (the “Consultant”). The Company engaged the Consultant to provide assistance and advice to the Company in support of the Company’s efforts to obtain a listing on a national securities exchange. The Company agreed to pay the Consultant a retainer fee of $17,500, which is to be applied to the Company’s monthly invoices until such time as the retainer fee is exhausted or the engagement under the agreement ends. The Company incurred $10,680 in expenses for the year ended December 31, 2022, which are included in professional fees on the consolidated statements of operations, and none of which is included in accounts payable on the consolidated balance sheet. As of December 31, 2022, the remaining balance of the retainer paid to the Consultant was $6,820 and is included in prepaid expenses on the consolidated balance sheet. No expenses were paid to the Consultant during the year ended December 31, 2021. If the Company is successful in listing on an exchange, the Company will be obligated to pay a “success fee” to the Consultant of either $10,000 or that number of registered common shares equivalent to $10,000 divided by the closing price of the Company’s common stock on the last day of trading on the OTC Market. The form of the success fee will be determined by the Company.

On March 7, 2022, the Company entered into a Consulting Agreement (the “Alpha Agreement”) with Alpha IR Group, LLC. (the “Consultant”). The Company engaged the Consultant to provide consulting, investor relations, and corporate and transaction communication related services. The initial term of the Consulting Agreement was for three months (the “Initial Term”) beginning March 1, 2022, and the Company agreed to pay compensation equal to the sum of $50,000 payable in cash or stock options for the three months of service. The Company incurred $50,000 in expenses for the year ended December 31, 2022, which are included in professional fees on the consolidated statements of operations. No expenses were paid to the Consultant for the year ended December 31, 2021. As of December 31, 2022, the balance owed to the Consultant was $50,000 which is included in accounts payable on the condensed balance sheet.

MGH License Agreement

On May 8, 2013, ViCapsys and The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”) entered into a License Agreement as amended. As partial consideration upon execution of the License Agreement with MGH, the Company issued 3,000,000 shares of common stock to MGH with an estimated value of $200 which was capitalized as an intangible asset. Due to MGH’s current beneficial ownership of 11.2% of the Company’s common stock, the License Agreement is deemed to be a related party transaction. The Company incurred expenses to MGH of $13,097 and $17,698 for the years ended December 31, 2022, and 2021, respectively. As of December 31, 2022, there have not been any sales of product or process under this License Agreement. See “Item 1. Business; MGH License Agreement.”

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment (“ASC 360”) requires that a company recognize an impairment loss if, and only if, the carrying amount of a long-lived asset is not recoverable from the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset, and if the carrying amount exceeds the asset’s fair value. Per ASC 360, a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its’ carrying amount may not be recoverable. As such, due to the combination of not having met certain due diligence requirements per the License, and the Company not raising sufficient capital necessary to maintain regular research and development activities in 2022, the Company reviewed the MGH license agreement for possible impairment as of December 31, 2022 by evaluating whether the anticipated future benefit of the license agreement exceeded the carrying value of the intangible asset of approximately $348,000 as of that date.

The Company concluded an impairment of the license agreement existed as of December 31, 2022 due to there being no projected undiscounted future net cash flows derived from the asset. As such, the Company wrote-off the carrying value of the asset as of December 31, 2022.

Accounts Payable, related parties and Accrued Salaries, related party

The Company incurred director fees of $120,000 and $90,000 for the years ended December 31, 2022, and 2021, respectively, to Federico Pier, the Company’s Chief Executive Officer and Chairman of the Board, which are included in personnel costs on the consolidated statements of operations. As of December 31, 2022, and 2021, $144,000 and $60,000, respectively, of these director fees are included in accounts payable, related parties, on the consolidated balance sheets.

The Company incurred consulting fees of $90,000 and $60,000 for the years ended December 31, 2022, and 2021, respectively, to Jeff Wright, the Company’s external Chief Financial Officer, which are included in professional fees on the consolidated statements of operations. As of December 31, 2022, and 2021, $99,000 and $40,000, respectively, is included in accounts payable, related parties, on the consolidated balance sheets.

In August 2020, Frances Tonneguzzo, the Company’s then-Chief Executive Officer (the “former CEO”), tendered her resignation as CEO. For the years ended December 31, 2022, and 2021, the Company did not incur any expenses to the former CEO. As of December 31, 2022 and 2021, $115,312 of unpaid salary to the former CEO is included in accrued salaries, related party on the consolidated balance sheets.

Sale of Equity Method Investment

In January 2021, the Company sold its equity investment in AEI back to AEI for $100,000, which is included in gain on sale of equity method investment on the consolidated statement of operations for the year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services billed or to be billed by D. Brooks and Associates, CPAs, for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2022, and December 31, 2021, as well as fees billed for other services rendered by D. Brooks and Associates, CPAs during those periods.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit Fees(1)	$42,000	$40,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$42,000	$40,000

(1)	Audit Fees are fees paid for professional services rendered for the audit of the Company’s annual consolidated financial statements and reviews of the Company’s interim unaudited condensed consolidated financial statements.

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

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description
2.1*	Investment and Restructuring Agreement, dated April 11, 2019, by and among ViCapsys Life Sciences, Inc., ViCapsys, Inc, YPH, LLC, Stephen McCormack, Steve Gorlin, Charles Farrahar, Athens Encapsulation Inc., and the Additional Investors.
3.1*	Articles of Incorporation of the Registrant filed on July 8, 1997
3.2*	Articles of Amendment to the Articles of Incorporation of the Registrant, dated August 19, 1998
3.3*	Articles of Amendment to the Articles of Incorporation of the Registrant, dated March 18, 1999
3.4*	Articles of Amendment to the Articles of Incorporation of the Registrant, dated November 13, 2007
3.5*	Articles of Amendment to the Articles of Incorporation of the Registrant filed on January 15, 2008
3.6*	Amended and Restated Articles of Incorporation of the Registrant filed on April 28, 2009
3.7*	Amendment to Restated Articles of Incorporation of the Registrant filed on September 13, 2017
3.8*	Amendment with Certificate of Designations for Series A Convertible Preferred Stock and Series B Convertible Preferred Stock filed on December 17, 2017
3.9*	Articles of Correction filed on December 27, 2017
3.10*	Amended and Restated Bylaws of the Registrant
10.1*	Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital
10.2*	First Amendment, dated January 22, 2014, to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital
10.3*	Second Amendment, dated May 6, 2014, to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital
10.4*	Third Amendment, dated August 25, 2014, to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital
10.5*	Fourth Amendment, dated December 1, 2014 ,to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital
10.6*	Fifth Amendment, dated October 22, 2016, to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital
10.7*	Sixth Amendment, dated February 16, 2017, to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital
10.8*	Seventh Amendment, dated December 22, 2017, to the Exclusive Patent License Agreement, dated May 8, 2013, between ViCapsys, Inc. and The General Hospital Corporation d/b/a Massachusetts General Hospital
10.9*	Share Exchange Agreement, dated December 22, 2017, by and among ViCapsys Life Sciences, Inc., Michael W. Yurkowsky, ViCapsys, Inc., and the shareholders of ViCapsys, Inc.
21.1**	List of Subsidiaries
31.1**	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference to Form 10-12G filed on February 12, 2020.

** Filed herewith

*** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

VICAPSYS LIFE SCIENCES, INC.

Date: April 14, 2023	By:	/s/ Federico Pier
Federico Pier Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2023	By:	/s/ Federico Pier
Federico Pier Chief Executive Officer (principal executive officer) and Executive Chairman of the Board of Directors

Date: April 14, 2023	By:	/s/ Jeffery Wright
Jeffery Wright
Chief Financial Officer (principal financial officer and principal accounting officer)

Date: April 14, 2023	By:	/s/ Charles Farrahar
Charles Farrahar Director

Date: April 14, 2023	By:	/s/ Richard Rosenblum
Richard Rosenblum Director

Date: April 14, 2023	By:	/s/ Dorothy Jordan
Dorothy Jordan Director

Date: April 14, 2023	By:	/s/ Colleen Delaney
Colleen Delaney Director

VICAPSYS LIFE SCIENCES, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Vicapsys Life Sciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vicapsys Life Sciences, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2022 and 2021, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Palm Beach Gardens, Florida

April 14, 2023

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets

Current Assets:
Cash	$14,097	$217,295
Prepaid Expenses	7,483	5,498
Deferred offering costs	50,441	–
Total Current Assets	72,021	222,793

Intangible asset, net of accumulated amortization of $0 and $120,994, respectively	–	371,520
Total Assets	$72,021	$594,313

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$635,183	$487,792
Accounts payable, related parties	272,317	112,860
Accrued salaries, related parties	115,312	115,312
Total Current Liabilities	1,022,812	715,964

Stockholders’ Deficit:
Preferred Stock; par value $.001; 20,000,000 shares authorized Series A Convertible Preferred Stock; par value $0.001; 3,000,000 shares authorized; -0- shares issued and outstanding	–	–
Series B Convertible Preferred Stock; par value $0.001; 4,440,000 shares authorized; -0- shares issued and outstanding	–	–
Common stock, par value $0.001; 300,000,000 shares authorized; 31,188,461 and 19,747,283 shares issued and outstanding, respectively	31,188	19,747
Common stock to be issued, par value $0.001; 727,281 and 11,067,281 shares outstanding, respectively	727	12,068
Additional paid-in capital	14,135,257	13,976,159
Accumulated deficit	(15,117,963)	(14,129,625)
Total Stockholders’ Deficit	(950,791)	(121,651)

Total Liabilities and Stockholders’ Deficit	$72,021	$594,313

See accompanying notes to consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2022	2021
Revenues	$-	$-

Operating Expenses:
Personnel costs	122,458	91,502
Research and development expenses, related party	13,097	17,698
Professional fees	448,806	191,881
Impairment loss	340,231	–
General and administrative expenses	60,198	35,790
Total operating expenses	984,790	336,871

Loss from operations	(984,790)	(336,871)

Other income:
Other income	–	100,000
Total other income	–	100,000

Loss before income taxes	(984,790)	(236,871)
Income taxes	–	–
Net loss available to common shareholders	$(984,790)	$(236,871)

Deemed dividend on warrant modification	(3,548)	–
Net loss available to common stockholders	$(988,338)	$(236,871)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	30,577,988	17,656,762

See accompanying notes to consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2022 and 2021

											Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance January 1, 2021	3,000,000	$3,000	4,440,000	$4,440	17,483,283	17,483	1,652,458	$1,652	$13,417,073	$(13,892,754)	$(449,106)
Conversion of Series A Preferred Stock to common stock to be issued	(3,000,000)	(3,000)	–	–	–	–	6,000,000	6,000	(3,000)	–	–
Conversion of Series B Preferred Stock to common stock	–	–	(4,440,000)	(4,440)	–	–	4,440,000	4,440	–	–	–
Common stock issued for common stock to be issued	–	–	–	–	24,000	24	(24,000)	(24)	–	–	–
Sale of common stock for cash	–	–	–	–	2,240,000	2,240	–	–	557,760	–	560,000
Stock-based compensation expense	–	–	–	–	–	–	–	–	4,326	–	4,326
Net loss	–	–	–	–	–	–	–	–	–	(236,871)	(236,871)
Balance December 31, 2021	–	–	–	–	19,747,283	19,747	12,068,458	12,068	13,976,159	(14,129,625)	(121,651)

Common stock issued fom common stock to be issued	–	–	–	–	11,441,177	11,441	(11,441,177)	(11,441)	(1,001)	–	–
Deemed dividend on warrant modification	–	–	–	–	–	–	–	–	3,548	(3,548)	–
Common stock issued from warrant exercise	–	–	–	–	–	–	100,000	100	49,900	–	50,000
Stock-based compensation expense	–	–	–	–	–	–	–	–	105,650	–	105,650
Net loss	–	–	–	–	–	–	–	–	–	(984,790)	(984,790)
Balance December 31, 2022	–	$–	–	$–	31,188,460	$31,188	727,281	$727	$14,135,257	$(15,117,963)	$(950,791)

See accompanying notes to consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(984,790)	$(236,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	31,289	31,329
Impairment loss	340,231	–
Stock-based compensation	105,650	4,326
Gain on sale of equity method investment	–	(100,000)
Changes in operating assets and liabilities:
Prepaid Expenses	(1,985)	(5,498)
Accounts payable	111,951	(13,940)
Accounts payable, related parties	159,457	(123,320)
Net Cash Used in Operating Activities	(238,197)	(443,974)

Cash Flows from Investing Activities:
Proceeds from sale of equity method investment	–	100,000
Net Cash Used in Investing Activities	–	100,000

Cash Flows from Financing Activities:
Proceeds from exercise of warrants	50,000	–
Payment of deferred offering costs	(15,001)	–
Proceeds from sale of common stock	–	560,000
Net Cash Provided By Financing Activities	34,999	560,000
Net Increase (decrease) in Cash	(203,198)	216,026

Cash, Beginning of year	217,295	1,269

Cash, End of year	$14,097	$217,295

Supplementary Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplementary Non-Cash Flow Information
Deferred offering costs in accounts payable	$35,440	$-

See accompanying notes to consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $984,790 for the year ended December 31, 2022, had a working capital deficit of $950,791 and an accumulated deficit of $15,117,963 as of December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

In March 2020, the World Health Organization declared the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact to the Company’s ability to secure additional debt or equity funding to support operations. The Company received proceeds of $50,000 from the exercise of warrants in 2022. In 2021, the Company raised $560,000 from the sale of common stock (see Note 10) and management intends to raise additional funds in 2023 to support current operations and extend research and development of its product line. No assurance can be given that the Company will be successful in this effort. If the Company is unable to raise additional funds in 2023, it will be forced to severely curtail all operations and research and development activities.

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

Emerging Growth Company

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended, (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2022, and 2021, include impairment of intangible assets, valuation allowance for deferred tax asset, and non-cash equity transactions and stock-based compensation.

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company held no cash equivalents as of December 31, 2022, and 2021. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

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

As of December 31, 2022, due to the combination of not having met certain due diligence requirements per the License Agreement, and the Company not raising sufficient capital necessary to maintain regular research and development activities in 2022, the Company reviewed the MGH License Agreement for possible impairment. The Company concluded an impairment of the License Agreement existed due to there being no projected undiscounted future net cash flows derived from the asset (See Note 4).

Long-Lived Assets

The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. Management has reviewed the Company’s long-lived assets for the years ended December 31, 2022, and 2021, and concluded an impairment of the License Agreement held with MGH disclosed above existed as of December 31, 2022 (See Note 4).

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

The Company’s equity method investment consisted of equity owned in Athens Encapsulation Inc. (“AEI”), a Company controlled by former directors of the Company which was given to the Company as part of an investment and restructuring agreement entered into in May 2019. In January 2021, the Company sold its equity investment in AEI, back to AEI for $100,000, which is included in gain on sale of equity method investment for the year ended December 31, 2021. As of December 31, 2022, the Company did not have any remaining equity investment in AEI. During the year ended December 31, 2021, the Company’s proportionate share of net income, while it held the interest, was insignificant.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022 and 2021.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, deferred offering costs, accounts payable and accrued liabilities, payables with related parties, approximate their fair values because of the short maturity of these instruments.

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

The Company’s contracts with customers are generally on a contract and work order basis and represent obligations that are satisfied at a point in time, as defined in the new guidance, generally upon delivery or has services are provided. Accordingly, revenue for each sale is recognized when the Company has completed its performance obligations. Any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. During the years ended December 31, 2022, and 2021, the Company did not have any revenue.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2022, and 2021, the Company recorded $13,097 and $17,698, respectively, in research and development expenses to a related party.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2022, and 2021, the Company’s dilutive securities are convertible into 3,397,281 and 17,027,281 shares of common stock, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. The following table represents the classes of dilutive securities as of December 31, 2022, and 2021:

	December 31, 2022	December 31, 2021
Common stock to be issued	727,281	11,067,281
Stock options	2,670,000	1,900,000
Warrants to purchase common stock	—	4,060,000
	3,397,281	17,027,281

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements for the years ended December 31, 2022, and 2021.

NOTE 4 – INTANGIBLE ASSET

The Company’s intangible asset as of December 31, 2021 consist of costs incurred in connection with the License Agreement with MGH, as amended (See Note 7). The consideration paid for the rights included in the License Agreement was in the form of common stock shares. The estimated value of the common stock was being amortized over the term of the License Agreement which is based on the remaining life of the related patents being licensed which was approximately 16 years, when the intangible asset was acquired.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment (“ASC 360”) requires that a company recognize an impairment loss if, and only if, the carrying amount of a long-lived asset is not recoverable based on the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset, and if the carrying amount exceeds the asset’s fair value. Per ASC 360, a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its’ carrying amount may not be recoverable. As of December 31, 2022, due to the combination of not having met certain due diligence requirements per the License Agreement, and the Company not raising sufficient capital necessary to maintain regular research and development activities in 2022, the Company reviewed the MGH license agreement for possible impairment as of December 31, 2022 by evaluating whether the anticipated future benefit and estimated undiscounted cashflows of the license agreement exceeded the carrying value of the intangible asset of approximately $348,000 as of that date.

The Company concluded an impairment of the license agreement existed as of December 31, 2022 due to there being no projected undiscounted future net cash flows derived from the asset. As such, the Company wrote off the carrying value of the asset as of December 31, 2022 and recognized an impairment loss as presented on the statement of operations in operating expenses.

The Company’s intangible assets consisted of the following at December 31, 2022, and 2021:

	December 31, 2022	December 31, 2021
Licensed patents	$—	$492,514
Accumulated Amortization	—	(120,994)
Balance	$—	$371,520

The Company recognized $31,289 and $31,329 of amortization expense for the years ended December 31, 2022, and 2021, respectively, which is included in general and administrative expenses on the statement of operations. The Company recognized $340,231 of an impairment loss related to the License Agreement for the year ended December 31, 2022.

NOTE 5 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On November 5, 2021, the Company entered into a Consulting Agreement (the “Poznansky Agreement”) with Mark Poznansky, MD, a minority stockholder and former Director. The Company engaged Dr. Poznansky to render consulting services with respect to informing, guiding, and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Poznansky Agreement was for six months (the “Initial Term”), which was extended indefinitely, and the Company agreed to pay the Consultant $2,000 per month commencing November 5, 2021, with consideration for an increase in the monthly fee following the completion and successful up listing to the NASDAQ Stock Market, which has yet to occur. The Company incurred a total of $24,000 and $4,000 in expenses for the years ended December 31, 2022 and 2021, respectively, related to the Poznansky Agreement, which is included in professional fees on the consolidated statements of operations. As of December 31, 2022 and 2021, $26,000 and $9,000, respectively, is included in accounts payable, related parties, on the consolidated balance sheets, related to the Poznansky Agreement.

Accounts Payable, Related Parties, and Accrued Salary, Related party

The Company incurred director fees of $120,000 and $90,000 for the years ended December 31, 2022, and 2021, respectively, to Federico Pier, the Company’s Chief Executive Officer and Chairman of the Board, which are included in personnel costs on the consolidated statements of operations. As of December 31, 2022, and 2021, $144,000 and $60,000, respectively, of these director fees are included in accounts payable, related parties, on the consolidated balance sheets.

The Company incurred consulting fees of $90,000 and $60,000 for the years ended December 31, 2022, and 2021, respectively, to Jeff Wright, the Company’s external Chief Financial Officer, which are included in professional fees on the consolidated statements of operations. As of December 31, 2022, and 2021, $99,000 and $40,000, respectively, is included in accounts payable, related parties, on the consolidated balance sheets.

In August 2020, Frances Tonneguzzo, the Company’s then-Chief Executive Officer (the “former CEO”), tendered her resignation as CEO. For the years ended December 31, 2022, and 2021, the Company did not incur any payroll related expenses to the former CEO as an employee. As of December 31, 2022 and 2021, $115,312 of unpaid salary to the former CEO is included in accrued salaries, related party on the consolidated balance sheets. On January 1, 2022, the Company entered into a consulting agreement with Frances Tonneguzzo for a one-term in exchange for services in leading the research and development teams and laboratory work for monthly fee of $5,000. As of December 31, 2022, $40,000 is included in accounts payable related to this consulting agreement.

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

Pre-Sales Diligence Requirement:

(x)	The Company shall provide a detailed business plan and development plan by June 1st, 2022. As of the date of this filing the Company has yet to submit the business and development plan and is negotiating the extension of this requirement with MGH.
(xi)	The Company shall raise $2 million in financing by December 1st, 2022. As of the date of this filing the Company has yet to raise $2 million and is negotiating the extension of this requirement with MGH.
(xii)	The Company shall raise an additional $8 million in financing by December 1st, 2023.
(xiii)	The Company shall initiate research regarding the role of CXCL12 in beta cell function and differentiation by January 1st, 2023.
(xiv)	The Company shall initiate diabetic non-human primate studies using cadaveric islets encapsulated in the CXCL12 technology by March 1st, 2023.
(xv)	The Company shall initiate research regarding other applications of the CXCL12 platform by June 1st, 2023.
(xvi)	The Company shall initiate a Phase I clinical trial of a Product or Process by March 1st, 2024.
(xvii)	The Company shall initiate a Phase II clinical trial of a Product or Process within thirteen (13) years from Effective Date.
(xviii)	The Company shall initiate Phase III clinical trial of a Product or Process within sixteen (16) years from Effective Date.

Additionally, as amended by the Eighth Amendment to the License Agreement on March 14, 2022, which replaces the prior post-sales due diligence requirements in their entirety, the License Agreement requires that the Company satisfy the following requirements post-sales of Products (“MGH License Milestones”), by certain dates.

Post-Sales Diligence Requirements:

(i)	The Company shall itself or through an Affiliate or Sublicensee make a First Commercial Sale within the following countries and regions in the License Territory within eighteen (18) years after the Effective Date of this Agreement: US and Europe and China or Japan.

(ii)	Following the First Commercial Sale in any country in the License Territory, Company shall itself or through its Affiliates and/or Sublicensees use commercially reasonable efforts to continue to make Sales in such country without any elapsed time period of one (1) year or more in which such Sales do not occur due to lack such efforts by Company.

In consideration of the update to the diligence milestones, the Company shall pay the following Annual Minimum Royalty payments:

(i)	Prior to the First Commercial Sale, the Company shall pay to MGH a non-refundable annual license fee of ten thousand dollars ($10,000) by June 30, 2022, and on each subsequent anniversary of the Eighth Amendment Effective Date thereafter. The non-refundable annual license fee was paid on July 1, 2022.

(ii)	Following the First Commercial Sale, the Company shall pay MGH a non-refundable annual minimum royalty in the amount of one hundred thousand dollars United States Dollars ($100,000) per year within sixty (60) days after each annual anniversary of the Effective Date. The annual minimum royalty shall be credited against royalties subsequently due on Net Sales made during the same calendar year, if any, but shall not be credited against royalties due on Net Sales made in any other year.

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

The Company incurred costs to MGH of $13,097 and $17,698, respectively, for the years ended December 31, 2022 and 2021, respectively, which is classified as research and development costs, related party, on the consolidated statements of operations. As of December 31, 2022, and December 31, 2021, $3,097 and $3,860, respectively, is included in accounts payable, related parties, on the consolidated balance sheets, for services that remain unpaid.

During the years ended December 31, 2022, and 2021, there have not been any sales of Product or Process under this License Agreement.

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

The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of Product or Process equal or exceeding $100,000,000 in any calendar year and $4,000,000 within 60 days after the first achievement of total net sales of Product or Process equal to or exceeding $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights. Such reimbursements were not significant during the years ended December 31, 2022 and 2021.

Consulting Agreements

On January 1, 2022, the Company entered into a consulting agreement (the “Toneguzzo Agreement”) with Frances Toneguzzo, Ph.D., the Company’s former CEO. Pursuant to the one-year term of the Toneguzzo Agreement in exchange for services in leading the research and development teams and laboratory work, the consultant will receive $5,000 per month. The Company incurred a total of $60,000 in expenses for the year ended December 31, 2022 related to the Toneguzzo Agreement, which is included in professional fees on the consolidated statements of operations. The Company did not incur any expenses related to the Toneguzzo Agreement for the year ended December 31, 2021. As of December 31, 2022, $40,000 is included in accounts payable, related parties, on the consolidated balance sheet related to the Toneguzzo Agreement.

On January 12, 2022, the Company entered into a Consulting Agreement (the “Donohoe Agreement”) with Donohoe Advisory Associates, LLC. (the “Consultant”). The Company engaged the Consultant to provide assistance and advice to the Company in support of the Company’s efforts to obtain a listing on a national securities exchange. The Company agreed to pay the Consultant a retainer fee of $17,500, which is to be applied to the Company’s monthly invoices until such time as the retainer fee is exhausted or the engagement under the agreement ends. The Company incurred $10,680 in expenses for the year ended December 31, 2022, which are included in professional fees on the consolidated statements of operations, and none of which is included in accounts payable on the consolidated balance sheet. As of December 31, 2022, the remaining balance of the retainer paid to the Consultant was $6,820 and is included in prepaid expenses on the consolidated balance sheet. No expenses were paid to the Consultant during the year ended December 31, 2021. If the Company is successful in listing on an exchange, the Company will be obligated to pay a “success fee” to the Consultant of either $10,000 or that number of registered common shares equivalent to $10,000 divided by the closing price of the Company’s common stock on the last day of trading on the OTC Market. The form of the success fee will be determined by the Company.

On March 7, 2022, the Company entered into a Consulting Agreement (the “Alpha Agreement”) with Alpha IR Group, LLC. (the “Consultant”). The Company engaged the Consultant to provide consulting, investor relations, and corporate and transaction communication related services. The initial term of the Consulting Agreement was for three months (the “Initial Term”) beginning March 1, 2022, and the Company agreed to pay compensation equal to the sum of $50,000 payable in cash or stock options for the three months of service. The Company incurred $50,000 in expenses for the year ended December 31, 2022, which are included in professional fees on the consolidated statements of operations in connection with the Alpha Agreement. No expenses were paid to the Consultant for the year ended December 31, 2021. As of December 31, 2022, the balance owed to the Consultant was $50,000 which is included in accounts payable on the condensed balance sheet.

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

As of December 31, 2022, and 2021, there were -0- shares of Series A Preferred Stock issued and outstanding.

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

As of December 31, 2022, and 2021, there were -0 of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of $0.001 common stock. As of December 31, 2022, and 2021, there are 31,188,461 and 19,747,283 shares of common stock outstanding, respectively.

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

During the year ended December 31, 2022, the Company determined that the former Series B Preferred Stockholders, subsequent to all Series B Preferred Stock having previously been converted to shares of common stock in 2021, were owed additional shares of common stock due to an adjustment to the conversion price that occurred as a result of a down round trigger event that occurred in 2019 when the Company sold shares of common stock in a private placement at a price of $0.25, which was below the original conversion ratio of the Series B Preferred Stock.

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

In July 2022, the Company received proceeds totaling $50,000 and issued 100,000 shares of common stock pursuant to the exercise of a common stock warrant at $0.50 per share.

Common Stock to be Issued

As of December 31, 2022, and 2021, there were 727,281 and 11,067,281, respectively, shares of common stock to be issued. The December 31, 2022, amount relates to 597,281 shares to be issued pursuant to the SRI Agreement, 30,000 shares of common stock to be issued to two initial shareholders of VI, and 100,000 shares of common stock to be issued pursuant to the exercise of warrants in July 2022. The December 31, 2021 amount relates to 6,000,000 shares of common stock be issued for the automatic conversion of the Series A Preferred Stock, 4,440,000 shares of common stock to be issued for the automatic conversion of the Series B Preferred Stock, 597,281 shares to be issued pursuant to a Stock Issuance and Release Agreement (“SRI Agreement”) executed by the Company in February 2019 to stockholders for no consideration who purchased shares in 2018 at $1.85, and 30,000 shares of common stock to be issued to two initial shareholders of VI.

Stock Option-Based Compensation Plan

On August 10, 2022, the Board of Directors of the Company approved and adopted the Vicapsys Life Sciences, Inc., 2022 Omnibus Equity Incentive Plan (the “Plan”). The material terms of the 2022 Plan are set forth below:

●	The Board or a committee established by the Board will administer the 2022 Plan.
●	The total number of shares of common stock authorized for issuance under the 2022 Plan is 3,200,000 shares of common stock plus, to the extent the Company issues new shares of common stock other than under the terms of the 2022 Plan or other than certain Inducement Awards, 3.1% of the shares of common stock issued by the Company in such issuance (or such lower amount as determined by the Board). As of August 16, 2022, 3,200,000 shares of common stock represents approximately 10.1% of our common stock outstanding.
●	Eligible recipients of awards include employees, directors or independent contractors of the Company who has been selected as an eligible participant by the Administrator, subject to certain limitations relating to Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”).
●	No non-employee director may be granted awards under the 2022 plan during any calendar year if such awards and cash fees paid for serving as a non-employee director would exceed $150,000 in the non-employee director’s initial year of service, or $195,000 in any year thereafter.
●	In no event shall the exercise price of an option issued pursuant to the 2022 Plan be less than one hundred percent (100%) of the fair market value of a share of common stock on the date of grant.

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

Stock Options

On August 10, 2022, the Board of Directors authorized the Company to issue options to purchase an aggregate of 770,000 shares of common stock to certain consultants, directors, and former directors. The stock options are exercisable at a price of $0.50. The options granted are estimated to have fair market value per share of $0.16. The stock options fully vest after six months from the grant date.

We utilized the Black-Scholes valuation method to determine the estimated future value of the option on the date of grant. The Company utilized the following assumptions when applying the model.

The simplified method provided for in Securities and Exchange Commission release, Staff Accounting Bulletin No. 110, averages an award’s weighted average vesting period and contractual term for “plain vanilla” share options. The expected volatility was estimated by analyzing the historic volatility of similar public biotech companies in an early stage of development. No dividend payouts were assumed as we have not historically paid, and do not anticipate paying, dividends in the foreseeable future. The risk-free rate of return reflects the average interest rate offered for US treasury rates over the expected term of the options.

The option price was set at the estimated fair value of the common stock on the date of grant using an actual transactions approach. The actual transactions method considers actual sales of the Company’s common stock prior to the valuation date. The Company determined the price per share of the most recent private sale of equity to be a more reliable indicator of the Company’s fair value rather than the quoted OTC prices, which reflected very low trading volume that subjected the quote priced to unusual fluctuations in the stock prices.

The significant assumptions used to estimate the fair value of the equity awards granted were;

Grant date	August 10, 2022
Underlying common stock	$0.25
Expected term (years)	5.25
Risk-free interest rate	2.93%
Volatility	95%
Dividend yield	None

The following table summarizes activities related to stock options of the Company for the years ended December 31, 2022, and 2021:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,900,000	$0.66	6.83	$-
Outstanding at December 31, 2021	1,900,000	$0.66	5.83	$-
Granted	770,000	0.50	-
Outstanding at December 31, 2022	2,670,000	$0.62	6.21	$-
Exercisable at December 31, 2022	1,900,000	$0.66	4.83	$-

The Company recorded stock compensation expense of $105,650 and $4,326 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there were 770,000 shares of time-based, non-vested stock options that fully vest in February 2023. As of December 31, 2022, there was $20,697 of total unrecognized stock-based compensation related to these non-vested stock options to be recognized in February 2023, or 0.25 years.

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

We utilized a Black-Scholes valuation method to determine any incremental value due to the modification. The inputs used to value the warrant as of the modification date are as follows:

●	Underlying common stock value: $0.25
●	Exercise price of the warrant: $0.50
●	Life of the warrant: 0.15 years
●	Risk free return rate: 1.99%
●	Annualized volatility rate of four comparative companies: 94%

The Company recognized $3,548 in incremental value for the fair market value of the modified warrants over the fair market value of the original warrants. The Company recognized the effect of the excess fair market value as a deemed dividend which increased the loss available to common stockholders for the year ended December 31, 2022.

The following table summarizes activities related to warrants of the Company for the years ended December 31, 2022, and 2021:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remining Life (Years)
Outstanding and exercisable at January 1, 2021	4,060,000	$0.53	2.50
Outstanding an exercisable at December 31, 2021	4,060,000	$0.53	1.50
Expired	(3,960,000)	$0.51	—
Exercised	(100,000)	$0.50	—
Outstanding and exercisable at December 31, 2022	—	$—	—

The Company did not issue any warrants during the years ended December 31, 2022 and 2021.

NOTE 8 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At December 31, 2022, the Company had a net operating loss (“NOL”) carryforward of approximately $13,055,594. NOLs generated prior to 2018, which will expire during the years 2033 to 2039. NOLs generated after 2018 have an indefinite period of use but are subject to annual limitations. Realization of any portion of the NOL at December 31, 2022, is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full tax amount, which as of December 31, 2022, was $2,741,675. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position.

A reconciliation of the Company’s effective tax rate to statutory rates for the years ended December 31, 2022, and 2021, is as follows:

	Year Ended December 31,
	2022	2021
Pre- tax loss	$(984,790)	$(236,871)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(206,806)	(49,743)
Permanent changes	22,187	908
Change in valuation	184,620	48,834
Tax expense	$-	$-

The Company had deferred tax assets as follows:

	Year Ended December 31,
	2022	2021
Tax loss carryforward	$2,741,675)	$2,557,055
Valuation allowance	(2,741,675)	(2,557,055)
Net deferred tax assets	$-	$-

The Company’s NOL carryforwards may be significantly limited under the Internal Revenue Code (“IRC”). NOL carryforwards are limited under Section 382 when there is a significant ownership change as defined in the IRC. During the year ended December 31, 2017, and previous years, the Company may have experienced such ownership changes, which could pose limitations.

NOTE 9 – SUBSEQUENT EVENTS

In April 2023, the Company entered into Security Purchase Agreements (“SPA’s) with select accredited investors in connection with a private offering by the Company to raise a maximum of $300,000 through the sale of shares of common stock at $0.25 per share. The Company has raised an aggregate amount of $100,000 as of the date of these consolidated financial statements.

