Form 10-Q
period 2023-03-31
Vicapsys Life Sciences, Inc.
filed 2023-05-15
CIK 1468639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s $0.001 par value common stock as of May 15, 2023, was 32,315,742 shares (includes common stock to be issued of 727,281 shares).

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

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
Assets

Current Assets:
Cash	$4,140	$14,097
Prepaid Expenses	8,712	7,483
Deferred offering costs	50,441	50,441
Total Current Assets	63,293	72,021

Total Assets	$63,293	$72,021

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$718,228	$635,183
Accounts payable, related parties	371,124	272,317
Accrued salaries, related party	115,312	115,312
Total Current Liabilities	1,204,664	1,022,812

Stockholders’ Deficit:
Series A Convertible Preferred Stock; par value $0.001; 3,000,000 shares authorized; -0- shares issued and outstanding	—	—
Series B Convertible Preferred Stock; par value $0.001; 4,440,000 shares authorized; -0- shares issued and outstanding	—	—
Common Stock, par value $0.001; 300,000,000 shares authorized; 31,188,460 shares issued and outstanding	31,188	31,188
Common stock to be issued, par value $0.001; 727,281 shares outstanding	727	727
Additional paid-in capital	14,152,406	14,135,257
Accumulated deficit	(15,325,692)	(15,117,963)
Total Stockholders’ Deficit	(1,141,371)	(950,791)

Total Liabilities and Stockholders’ Deficit	$63,293	$72,021

See accompanying notes to unaudited consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2023	2022
Revenues	$-	$-

Operating Expenses:
Personnel costs	64,031	30,369
Research and development expenses, related party	10,000	10,000
Professional fees	133,483	113,885
General and administrative expenses	3,763	12,793
Total operating expenses	211,277	167,047

Loss from operations	(211,277)	(167,047)

Income (loss) before income taxes	(211,277)	(167,047)
Income taxes	—	—
Net loss available to common shareholders	$(211,277)	$(167,047)

Net loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic	$34,585,742	28,712,656
Diluted	$34,585,742	28,712,656

See accompanying notes to unaudited consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2021	19,747,283	$19,747	12,067,458	$12,068	$13,976,159	$(14,129,625)	$(121,651)
Common stock issued from common stock to be issued	11,441,177	11,441	(11,440,177)	(11,441)	—	—	—
Stock-based compensation expense	—	—	—	—	1,081	—	1,081
Net loss	—	—	—	—	—	(167,047)	(167,047)
Balance March 31, 2022	31,188,460	31,188	627,281	627	13,977,240	(14,296,672)	(287,617)

Balance December 31, 2022	31,188,460	31,188	727,281	727	14,135,257	(15,117,963)	(950,791)
Stock-based compensation expense	—	—	—	—	20,697	—	20,697
Net loss	—	—	—	—	—	(211,277)	(211,277)
Balance March 31, 2023	31,188,460	$31,188	727,281	$727	$14,152,406	$(15,325,692)	$(1,141,371)

See accompanying notes to unaudited consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2022
Cash Flows from Operating Activities:
Net (loss)	$(211,277)	$(167,047)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization	—	7,822
Stock-based compensation	20,697	1,081
Changes in operating assets and liabilities:
Prepaid Expenses	(1,229)	(7,680)
Accounts payable	83,045	26,208
Accounts payable, related parties	98,807	23,640
Net Cash Used in Operating Activities	(9,957)	(115,976)

Net (decrease) in Cash	(9,957)	(115,976)

Cash, Beginning of period	14,097	217,295

Cash, End of period	$4,140	$101,319

Supplementary Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $211,277 for the three months ended March 31, 2023, had a working capital deficit of $1,141,371 and an accumulated deficit of $15,325,692 as of March 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business within one year after the date that the financial statements are issued. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from this uncertainty.

In March 2020, the World Health Organization declared the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States continued to negatively impact to the Company’s ability to secure additional debt or equity funding to support operations in 2022 and 2023. In 2022, the Company received proceeds of $50,000 from the exercise of warrants. In April 2023, the Company raised an aggregate of $100,000 from the sale of 400,000 shares of common stock to support current operations and extend research and development of its product line. No assurance can be given that the Company will be successful in this effort. If the Company is unable to raise additional funds in 2023, it will be forced to severely curtail all operations and research and development activities.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s consolidated annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted.

These unaudited consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2022, filed with the Company’s annual report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on April 14, 2023. Interim results of operations for the three months ended March 31, 2023, and 2022, are not necessarily indicative of future results for the full year. The unaudited consolidated financial statements of the Company include the consolidated accounts of VLS and its wholly owned subsidiary VI. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. The Company held no cash equivalents as of March 31, 2023, and December 31, 2022. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

Intangible Assets

Costs of intangible assets are accounted for through the capitalization of those costs incurred in connection with developing or obtaining such assets. Capitalized costs are included in intangible assets in the unaudited consolidated balance sheets. The Company’s intangible assets consist of costs incurred in connection with securing an Exclusive Patent License Agreement with The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”), as amended (the “License Agreement”). These costs are being amortized over the term of the License Agreement which is based on the remaining patent life of the related patents being licensed.

In 2022, due to the combination of not having met certain due diligence requirements per the License Agreement, and the Company not raising sufficient capital necessary to maintain regular research and development activities in 2022, the Company reviewed the MGH license agreement for possible impairment. The Company concluded an impairment of the License Agreement existed due to there being no projected undiscounted future net cash flows derived from the asset (See Note 4).

Long-Lived Assets

The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. In 2022, management reviewed the Company’s long-lived assets and concluded an impairment of the License Agreement existed as of December 31, 2022 due to there being no projected undiscounted future net cash flows derived from the asset (See Note 4).

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2023.

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

The Company’s contracts with customers are generally on a contract and work order basis and represent obligations that are satisfied at a point in time, as defined in the new guidance, generally upon delivery or has services are provided. Accordingly, revenue for each sale is recognized when the Company has completed its performance obligations. Any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. The Company did not generate any revenue for the three months ended March 31, 2023, and 2022.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For each of the three months ended March 31, 2023 and 2022, the Company incurred $10,000, respectively, in research and development expenses with a related party.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period using the treasury stock method and as-if converted method. As of March 31, 2023, and 2022, the Company’s dilutive securities are convertible into 3,397,281 and 23,467,283 shares of common stock, respectively, which are not included in the computation of dilutive loss per share because their impact is antidilutive.

The following table represents the classes of dilutive securities as of March 31, 2023, and 2022:

	March 31, 2023	March 31, 2022
Common stock to be issued	727,281	627,281
Stock options	2,670,000	1,900,000
Warrants to purchase common stock	—	4,060,000
	3,397,281	6,587,281

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited consolidated financial statements for the three months ended March 31, 2023, and 2022.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment (“ASC 360”) requires that a company recognize an impairment loss if, and only if, the carrying amount of a long-lived asset is not recoverable based on the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset, and if the carrying amount exceeds the asset’s fair value. Per ASC 360, a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its’ carrying amount may not be recoverable. In 2022, due to the combination of not having met certain due diligence requirements per the License Agreement, and the Company not raising sufficient capital necessary to maintain regular research and development activities in 2022, the Company reviewed the MGH license agreement for possible impairment as of December 31, 2022 by evaluating whether the anticipated future benefit and estimated undiscounted cashflows of the license agreement exceeded the carrying value of the intangible asset of approximately $348,000 as of that date.

The Company concluded an impairment of the license agreement existed as of December 31, 2022 due to there being no projected undiscounted future net cash flows derived from the asset. As such, the Company wrote off the carrying value of the asset as of December 31, 2022.

The Company recognized $0 and $7,822 of amortization expense related to the License Agreement with MGH for the three months ended March 31, 2023, and 2022, respectively, which is included in general and administrative expenses on the unaudited consolidated statements of operations.

NOTE 5 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On November 5, 2021, the Company entered into a Consulting Agreement (the “Poznansky Agreement”) with Mark Poznansky, MD, a minority stockholder and former Director. The Company engaged Dr. Poznansky to render consulting services with respect to informing, guiding, and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Poznansky Agreement was for six months (the “Initial Term”), which was extended indefinitely, and the Company agreed to pay the Consultant $2,000 per month commencing November 5, 2021, with consideration for an increase in the monthly fee following the completion for the Company’s successful up listing to the NASDAQ Stock Market. The Company incurred a total of $6,000 in expenses for the three months ended March 31, 2023 and 2022 related to the Poznansky Agreement, which is included in professional fees on the unaudited consolidated statements of operations. As of March 31, 2023, and December 31, 2022, $31,500 and $26,000, respectively, is included in accounts payable, related parties, on the unaudited consolidated balance sheets, related to the Poznansky Agreement.

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

The Company incurred costs to MGH of $10,000 for the three months ended March 31, 2023 and 2022, respectively, which is classified as research and development costs, related party, on the consolidated unaudited statements of operations. As of March 31, 2023, and December 31, 2022, $13,097 and $3,097, respectively, is included in accounts payable, related parties, on the consolidated balance sheets, for services that remain unpaid.

During the three months ended March 31, 2023, and 2022, there have not been any sales of Product or Process under this License Agreement.

Accounts Payable, related parties and Accrued Salaries, related party

The Company incurred director fees of $62,500 and $30,000 for the three months ended March 31, 2023 and 2022, respectively, to Federico Pier, the Company’s Chief Executive Officer and Chairman of the Board, which are included in personnel costs on the unaudited consolidated statements of operations. As of March 31, 2023, and December 31, 2022, $205,495 and $144,000, respectively, of these director fees are included in accounts payable, related parties, on the unaudited consolidated balance sheets.

The Company incurred consulting fees of $22,642 and $22,500 for the three months ended March 31, 2023 and 2022, respectively, to Jeff Wright, the Company’s Chief Financial Officer, which are included in professional fees on the unaudited consolidated statements of operations. As of March 31, 2023, and December 31, 2022, $120,603 and $99,000, respectively, is included in accounts payable, related parties, on the unaudited consolidated balance sheets.

In August 2020, Frances Tonneguzzo, the Company’s Chief Executive Officer (the “former CEO”) tendered her resignation as CEO. For the three months ended March 31, 2023, and 2022, the Company did not incur any expenses to the former CEO. As of March 31, 2023, and December 31, 2022, $115,312, respectively, of unpaid salary to the former CEO is included in accrued salaries, related party on the unaudited consolidated balance sheets. See Note 6 for a consulting agreement executed with the former CEO.

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

The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of Product or Process equal or exceeding $100,000,000 in any calendar year and $4,000,000 within 60 days after the first achievement of total net sales of Product or Process equal to or exceeding $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights. No expense reimbursements were paid to MGH during the three months ended March 31, 2023, and 2022. As of March 31, 2023, and December 31, 2022, $13,097 and $3,097, respectively, is included in accounts payable, related parties, on the unaudited consolidated balance sheets.

Consulting Agreements

On January 12, 2022, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Donohoe Advisory Associates, LLC. (the “Consultant”). The Company engaged the Consultant to provide assistance and advice to the Company in support of the Company’s efforts to obtain a listing on a national securities exchange. The Company agreed to pay the Consultant a retainer fee of $17,500, which is to be applied to the Company’s monthly invoices until such time as the retainer fee is exhausted or the engagement under the agreement ends. The Company incurred $0 and $5,820 in expenses for the three months ended March 31, 2023 and 2022, respectively, which are included in professional fees on the unaudited consolidated statements of operations, and none of which is included in accounts payable on the unaudited consolidated balance sheet. As of March 31, 2023, the remaining balance of the retainer paid to the Consultant was $6,820 and is included in prepaid expenses on the unaudited consolidated balance sheet. If the Company is successful in listing on an exchange, the Company will be obligated to pay a “success fee” to the Consultant of either $10,000 or that number of registered common shares equivalent to $10,000 divided by the closing price of the Company’s common stock on the last day of trading on the OTC Market. The form of the success fee will be determined by the Company.

On March 7, 2022, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Alpha IR Group, LLC. (the “Consultant”). The Company engaged the Consultant to provide consulting, investor relations, and corporate and transaction communication related services. The initial term of the Consulting Agreement was for three months (the “Initial Term”) beginning March 1, 2022, and the Company agreed to pay compensation equal to the sum of $50,000 payable in cash or stock options for the three months of service. The Company incurred $24,000 and $16,667 in expenses for the three months ended March 31, 2023 and 2022, respectively, which are included in professional fees on the unaudited consolidated statements of operations. As of March 31, 2023, the balance owed to the Consultant was $74,000 which is included in accounts payable on the unaudited consolidated balance sheet.

Employment Agreement

The Company has an employment agreement with Federico Pier, the Company’s Chief Executive Officer and Chairman of the Board. Pursuant to the terms of the employment agreement, Mr. Pier will receive a $100,000 one-time cash bonus if the Company’s common stock is up listed to NASDAQ or the New York Stock Exchange, or the Company secures and receives financing of at least $8 million. Additionally, the Company shall issue Mr. Pier, pursuant to the Company’s equity incentive plan, a restricted stock unit award containing the following terms: Mr. Pier shall receive shares of common stock of the Company (i) representing 1% of the Company’s fully diluted equity as of the payment date (the “Initial Equity Payment”) if the Company achieves a market capitalization of at least $250 million for sixty consecutive days during the Term (the “Initial Market Capitalization Target”); and (ii) representing the difference between 2% of the Company’s fully diluted equity as of the payment date and the amount of Initial Equity Payment (the “Subsequent Equity Payment” and, together with Initial Equity Payment, “Equity Payments”) if the Company achieves a market capitalization of at least $500 million for sixty consecutive days during the Term (the “Subsequent Market Capitalization Target” and, together with Initial Market Capitalization Target, “Market Capitalization Targets”), such that Mr. Pier has, in the aggregate, received shares of common stock of the Company representing 2% of the Company’s fully diluted equity as of the date of payment of Subsequent Equity Payment. The Company will use issue such Equity Payments within seventy-three days after the attainment of the applicable Market Capitalization Target. Mr. Pier shall remain eligible to receive additional equity-based compensation awards as the Company may grant from time to time.

On January 1, 2022, the Company entered into a consulting agreement (the “Toneguzzo Agreement”) with Frances Toneguzzo, Ph.D., the Company’s former CEO. Pursuant to the one-year term of the Toneguzzo Agreement in exchange for services in leading the research and development teams and laboratory work, the consultant will receive $5,000 per month. The Company incurred a total of $15,000 in expenses for the three months ended March 31, 2023 and 2022, respectively, related to the Toneguzzo Agreement, which is included in professional fees on the unaudited consolidated statements of operations. As of March 31, 2023, and December 31, 2022, $55,000 and $40,000, respectively, is included in accounts payable, related parties, on the unaudited consolidated balance sheets, related to the Toneguzzo Agreement.

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

As of March 31, 2023, and December 31, 2022, there were -0- shares of Series A Preferred Stock issued and outstanding.

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

As of March 31, 2023, and December 31, 2022, there were -0- shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of common stock, $0.001 par value per share. As of March 31, 2023, and December 31, 2022, there were 31,188,460 shares, respectively, of common stock issued and outstanding.

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

In 2022, the Company determined that the former Series B Preferred Stockholders, subsequent to all Series B Preferred Stock having previously been converted to shares of common stock in 2021, were owed additional shares of common stock due to an adjustment to the conversion price that occurred as a result of a down round trigger event that occurred in 2019 when the Company sold shares of common stock and a warrant in a private placement at a price of $0.25, which was below the original conversion ratio of the Series B Preferred Stock. Management determined the total additional shares owed to the Preferred B Stockholders to be 1,001,177 as a result of the down round trigger. The financial statement impact of this down round trigger was not significant. The shares owed to the Series B Preferred Stockholders due to the 2019 trigger event have been presented on the statement of stockholders’ deficit retrospectively as common stock to be issued with no impact on total stockholders’ deficit. The Company issued the additional shares to the Series B Preferred Stockholders on March 24, 2022.

In July 2022, the Company received proceeds totaling $50,000 and issued 100,000 shares of common stock pursuant to the exercise of warrants at $0.50 per share.

Common Stock to be issued

As of March 31, 2023 and December 31, 2022, there were 727,281 shares of common stock to be issued. The amount relates to 597,281 shares to be issued pursuant to a Stock Issuance and Release Agreement (“SRI Agreement”) executed by the Company in February 2019 to stockholders for no consideration who purchased shares in 2018 at $1.85, 30,000 shares of common stock to be issued to two initial shareholders of VI, and 100,000 shares to be issued pursuant to the exercise of warrants in July 2022.

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

Stock Option Activity

The following table summarizes activities related to stock options of the Company for the three months ended March 31, 2023:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (Per Option)
Outstanding at December 31, 2022	2,670,000	$0.62	6.21	$—
Outstanding at March 31, 2023	2,670,000	$0.62	6.21	$—
Exercisable at March 31, 2023	2,670,000	$0.62	4.83	$—

The Company did not grant any options to purchase shares of common stock during the three months ended March 31, 2023. As of March 31, 2023, there were 2,670,000 shares of fully vested stock options. The Company recorded stock compensation expense of $20,697 and $1,081 for the three months ended March 31, 2023, respectively.

NOTE 8 – SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report. Historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations.

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

Results of Operations – Three Months Ended March 31, 2023, and 2022

Revenues

The Company did not have any revenues for the three months ended March 31, 2023 and 2022.

Operating Expenses

We classify our operating expenses into four categories: personnel costs, research and development expenses, professional fees, and general and administrative expenses. The Company’s total operating expenses for the three months ended March 31, 2023 were $211,277, compared to $167,047 for the three months ended March 31, 2022.

The $10,833 monthly increase in Director fees for our CEO commencing in January 2023, resulted in an increase in personnel costs to $64,031 for the three months ended March 31, 2023, from $30,369 for the three months ended March 31, 2022. We incurred $10,000 in research and development expenses during the three months ended March 31, 2023 and 2022, related to a non-refundable royalty fee we agreed to pay upon execution of the Eighth Amendment to the License Agreement with MGH. Research and development expenses remained consistently low as the Company continued ongoing financing efforts in the wake of the negative impact of COVID-19, which continued to hinder the Company’s ability to raise the additional capital necessary to maintain regular operating activities. The decrease in general and administrative costs to $3,763 for the three months ended March 31, 2023, from $12,793 for the three months ended March 31, 2022, was primarily due to no amortization expense incurred during the three months ended March 31, 2023 related to the intangible asset that was written off as of December 31, 2022. The increase in professional fees to $133,483 for the three months ended March 31, 2023, from $113,885 for the three months ended March 31, 2022, was primarily attributable to the legal, accounting, and consulting and investor relations costs incurred in support of the Company’s efforts to obtain a listing on a national securities exchange.

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

Liquidity and Capital Resources

At March 31, 2023, we had $4,140 of cash on hand and an accumulated deficit of $15,325,692.

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

The Company did not raise any additional capital during the three-month period ended March 31, 2023.

In July 2022, the Company received aggregate proceeds totaling $50,000 and issued 100,000 shares of common stock pursuant to the exercise of warrants at $0.50 per share.

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

Working Capital Deficit

	March 31, 2023	December 31, 2022
Current Assets	$63,293	$72,021
Current Liabilities	1,204,664	1,022,812
Working Capital Deficit	$(1,141,371)	$(950,791)

Cash Flows

Cash activity for the three months ended March 31, 2023, and 2022 is summarized as follows:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(9,957)	$(115,976)
Net increase (decrease) in cash	$(9,957)	$(115,976)

As of March 31, 2023, the Company had $4,140 of cash on hand.

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

The Company entered into a consulting agreement with Donohoe Advisory Associates, LLC to provide assistance and advice to the Company in support of the Company’s efforts to obtain a listing on a national securities exchange. The Company will be obligated to pay a “success fee” to the Consultant of either $10,000 or that number of registered common shares equivalent to $10,000 divided by the closing price of the Company’s common stock on the last day of trading on the OTC Market. The form of the success fee will be determined by the Company.

Employment Agreement

The Company has an employment agreement with Federico Pier, the Company’s Chief Executive Officer and Chairman of the Board. Pursuant to the terms of the employment agreement, Mr. Pier will receive a $100,000 one-time cash bonus if the Company’s common stock is up listed to NASDAQ or the New York Stock Exchange, or the Company secures and receives financing of at least $8 million. Additionally, the Company shall issue Mr. Pier, pursuant to the Company’s equity incentive plan, a restricted stock unit award containing the following terms: Mr. Pier shall receive shares of common stock of the Company (i) representing 1% of the Company’s fully diluted equity as of the payment date (the “Initial Equity Payment”) if the Company achieves a market capitalization of at least $250 million for sixty consecutive days during the Term (the “Initial Market Capitalization Target”); and (ii) representing the difference between 2% of the Company’s fully diluted equity as of the payment date and the amount of Initial Equity Payment (the “Subsequent Equity Payment” and, together with Initial Equity Payment, “Equity Payments”) if the Company achieves a market capitalization of at least $500 million for sixty consecutive days during the Term (the “Subsequent Market Capitalization Target” and, together with Initial Market Capitalization Target, “Market Capitalization Targets”), such that Mr. Pier has, in the aggregate, received shares of common stock of the Company representing 2% of the Company’s fully diluted equity as of the date of payment of Subsequent Equity Payment. The Company will use issue such Equity Payments within seventy-three days after the attainment of the applicable Market Capitalization Target. Mr. Pier shall remain eligible to receive additional equity-based compensation awards as the Company may grant from time to time.

The Company entered into a consulting agreement with Alpha IR Group, LLC to provide consulting, investor relations, and corporate and transaction communication related services. The initial term of the consulting agreement was for three months beginning March 1, 2022, and the Company agreed to pay compensation equal to the sum of $50,000 payable in cash or stock options for the three months of service.

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

We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our interim consolidated financial statements.

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements for the fiscal year ended December 31, 2022, included in the Company’s Annual Report filed on Form 10-K with the SEC on April 14, 2023.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited consolidated financial statements.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2023, and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023, due to a material weakness in the Company’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation during the quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 15, 2023

Vicapsys Life Science, Inc.

By:	/s/ Federico Pier
Federico Pier
Chief Executive Officer and Executive Chairman of the Board
(Principal Executive Officer)

By:	/s/ Jeffery Wright
Jeffery Wright
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

