Form 10-Q
period 2023-06-30
Vicapsys Life Sciences, Inc.
filed 2023-08-14
CIK 1468639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 000-56145

VICAPSYS LIFE SCIENCES, INC.

Florida	91-1930691
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

7778 Mcginnis Ferry Rd. #269
Suwanee, GA	30024
(Address of Principal Executive Offices)	(Zip Code)

(972) 891-8033

(Registrant’s Telephone Number, Including Area Code)

7778 Mcginnis Ferry Rd. #270, Suwanee GA 30024

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

The number of shares outstanding of the registrant’s $0.001 par value common stock as of August 14, 2023, was 32,644,313 shares (includes common stock to be issued of 1,455,852 shares).

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

Forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Company’s Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on April 14, 2023, (the “Form 10-K”) for the fiscal year ended December 31, 2022, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this document. The matters discussed herein and elsewhere in this document could cause our actual results and performance to differ materially from those set forth or anticipated in forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this document, whether as a result of new information, future events or otherwise.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
Assets

Current Assets:
Cash	$231,277	$14,097
Prepaid Expenses	77,780	7,483
Deferred offering costs	69,090	50,441
Total Current Assets	378,147	72,021

Total Assets	$378,147	$72,021

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$665,911	$635,183
Accounts payable, related parties	427,355	272,317
Accrued salaries	115,312	115,312
Short-term note payable	54,230	—
Convertible note payable	208,877	—
Total Current Liabilities	1,471,685	1,022,812
Commitments and Contingencies (Note 6)

Stockholders’ Deficit:
Series A Convertible Preferred Stock; par value $0.001; 3,000,000 shares authorized; -0- shares issued and outstanding	—	—
Series B Convertible Preferred Stock; par value $0.001; 4,440,000 shares authorized; -0- shares issued and outstanding	—	—
Common Stock, par value $0.001; 300,000,000 shares authorized; 31,188,460 shares issued and outstanding	31,188	31,188
Common stock to be issued, par value $0.001; 1,455,852 and 727,281 shares outstanding, respectively	1,456	727
Additional paid-in capital	14,335,203	14,135,257
Accumulated deficit	(15,461,385)	(15,117,963)
Total Stockholders’ Deficit	(1,093,538)	(950,791)

Total Liabilities and Stockholders’ Deficit	$378,147	$72,021

See accompanying notes to unaudited consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenues	$-	$-	$-	$-

Operating Expenses:
Personnel costs	66,913	30,915	130,944	61,284
Research and development expenses, related party	2,000	—	12,000	10,000
Professional fees	51,467	132,981	164,253	246,866
General and administrative expenses	15,313	16,160	39,773	28,953
Total operating expenses	135,693	180,056	346,970	347,103

Loss from operations	(135,693)	(180,056)	(346,970)	(347,103)

Income (loss) before income taxes	(135,693)	(180,056)	(346,970)	(347,103)
Income taxes	—	—	—	—
Net income (loss) available to common shareholders	$(135,693)	$(180,056)	$(346,970)	$(347,103)

Net income (loss) per common share:
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic	$35,314,313	31,188,461	$35,314,313	29,957,398
Diluted	$35,314,313	31,188,461	$35,314,313	29,957,398

See accompanying notes to unaudited consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2021	19,747,283	$19,747	12,067,458	$12,068	$13,976,159	$(14,129,625)	$(121,651)
Common stock issued from common stock to be issued	11,441,177	11,441	(11,440,177)	(11,441)	—	—	—
Stock-based compensation expense	—	—	—	—	1,081	—	1,081
Net loss	—	—	—	—	—	(167,047)	(167,047)
Balance March 31, 2022	31,188,460	31,188	627,281	627	13,977,240	(14,296,672)	(287,617)
Stock-based compensation expense	—	—	—	—	1,081	—	1,081
Net loss	—	—	—	—	--	(180,056)	(180,056)
Balance June 30, 2022	31,188,460	31,188	627,281	627	13,978,321	(14,476,728)	(466,592)

Balance December 31, 2022	31,188,460	31,188	727,281	727	14,131,709	(15,117,963)	(950,791)
Stock-based compensation expense	—	—	—	—	20,697	—	20,697
Net income	—	—	—	—	—	(211,277)	(211,277)
Balance March 31, 2023	31,188,460	31,188	727,281	727	14,152,406	(15,325,692)	(1,141,371)
Common stock to be issued pursuant to private placement completed in April 2023	—	—	400,000	400	99,600	—	100,000
Common stock to be issued per loan commitment	--	--	328,571	329	83,197	—	83,526
Net loss	--	--	--	--	--	(135,693)	(135,693)
Balance June 30, 2023	31,188,460	$31,188	1,455,852	$1,456	$14,335,203	$(15,461,385)	$(1,093,538)

See accompanying notes to unaudited consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss)	$(346,970)	$(347,103)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of intangible asset	—	15,644
Stock-based compensation	20,697	2,162
Amortization of debt discount	1,393	--
Deferred offering costs	(18,649)	--
Changes in operating assets and liabilities:
Prepaid Expenses	(70,297)	(3,542)
Accounts payable	158,634	78,693
Accounts payable, related parties	27,132	54,140
Net Cash Used in Operating Activities	(228,060)	(200,006)

Cash Flows from Financing Activities:
Proceeds from private placement	100,000	—
Proceeds from short-term note payable	54,230	—
Proceeds from short-term convertible note	291,010	—
Net Cash Provided By Financing Activities	445,240	—

Net Increase (Decrease) in Cash	217,180	(200,006)

Cash, Beginning of period	14,097	217,295

Cash, End of period	$231,277	$17,289

Supplementary Cash Flow Information
Cash paid for interest	$706	$-
Cash paid for taxes	$545	$-
Non-cash investing and financing activities
Commitment fee for convertible debt treated as debt discount	$83,526	$-
Discount on debt	$26,400	$-

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

Per the schedule 14C filed on July 28, 2023, on July 28, 2023, stockholders of the Company approved a reverse split in the range from 1-for-2 to 1-for-50, with the Board of Directors able to pick the ratio or abandon the split. The split is subject to FINRA clearance and filing with Secretary of State. As of the date of this filing such split has not occurred.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $346,970 for the six months ended June 30, 2023, had a working capital deficit of $1,093,538 and an accumulated deficit of $15,461,385 as of June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business within one year after the date that the financial statements are issued. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from this uncertainty.

In March 2020, the World Health Organization declared the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States continued to negatively impact to the Company’s ability to secure additional debt or equity funding to support operations in 2022 and 2023. In 2022, the Company received proceeds of $50,000 from the exercise of warrants. In April 2023, the Company raised an aggregate of $100,000 from the sale of 400,000 shares of common stock to support current operations and extend research and development of its product line. We also secured a short-term convertible loan in June 2023 for $330,000 which contained separately an original issuance discount of $26,400. From this short-term convertible loan, we received net proceeds of $290,350. The short-term convertible loan was also issued with a debt discount of $83,526 that was paid in shares of common stock.

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

These unaudited consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2022, filed with the Company’s annual report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on April 14, 2023. Interim results of operations for the three and six months ended June 30, 2023, and 2022, are not necessarily indicative of future results for the full year. The unaudited consolidated financial statements of the Company include the consolidated accounts of VLS and its wholly owned subsidiary VI. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. The Company held no cash equivalents as of June 30, 2023, and December 31, 2022. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2023.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued liabilities, payables with related parties, and debt discounts approximate their fair values because of the short maturity of these instruments.

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

The Company’s contracts with customers are generally on a contract and work order basis and represent obligations that are satisfied at a point in time, as defined in the new guidance, generally upon delivery or has services are provided. Accordingly, revenue for each sale is recognized when the Company has completed its performance obligations. Any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. The Company did not generate any revenue for the three and six months ended June 30, 2023, and 2022.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. The Company incurred $2,000 and $12,000 in research development expenses for the three and six months ended June 30, 2023, respectively, with a related party. The Company incurred $0 and $10,000 in research development expenses for the three and six months ended June 30, 2022, respectively, with a related party.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period using the treasury stock method and as-if converted method. As of June 30, 2023, and 2022, the Company’s dilutive securities are convertible into 4,455,852 and 6,587,281 shares of common stock, respectively, which are not included in the computation of dilutive loss per share because their impact is antidilutive.

The following table represents the classes of dilutive securities as of June 30, 2023, and 2022:

	June 30, 2023	June 30, 2022
Common stock to be issued	1,455,852	627,281
Stock options	2,670,000	1,900,000
Convertible Debt	330,000	—
Warrants to purchase common stock	—	4,060,000
	4,455,852	6,587,281

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2023, and 2022.

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

The Company did not incur any amortization expense related to the License Agreement for the three and six months ended June 30, 2023. The Company recognized $7,823 and $15,644 of amortization expense related to the License Agreement with MGH for the three and six months ended June 30, 2022 which is included in general and administrative expenses on the unaudited consolidated statements of operations.

NOTE 5 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On November 5, 2021, the Company entered into a Consulting Agreement (the “Poznansky Agreement”) with Mark Poznansky, MD, a minority stockholder and former Director. The Company engaged Dr. Poznansky to render consulting services with respect to informing, guiding, and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Poznansky Agreement was for six months (the “Initial Term”), which was extended indefinitely, and the Company agreed to pay the Consultant $2,000 per month commencing November 5, 2021, with consideration for an increase in the monthly fee following the completion for the Company’s successful up listing to the NASDAQ Stock Market. The Company incurred a total of $6,000 and $12,000 in expenses for the three and six months ended June 30, 2023 and 2022, respectively, related to the Poznansky Agreement, which is included in professional fees on the unaudited consolidated statements of operations. As of June 30, 2023, and December 31, 2022, $35,500 and $26,000, respectively, is included in accounts payable, related parties, on the unaudited consolidated balance sheets, related to the Poznansky Agreement.

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

As amended by the Ninth Amendment to the License Agreement on May 30, 2023 (“Effective Date”), which adds to the due diligence requirements as amended by Eighth Amendment to the License Agreement, requires that within one year of the Ninth Amendment Effective Date, the Company shall submit a research and development plan for the patent rights associated with MGH 24644 with mutually acceptable diligence requirements to be added by amendment to the Agreement for development of the product or process for the therapy and/ or prophylaxis of a human disorder in the license field.

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

Post-Sales Diligence Requirements:

(i)	The Company shall itself or through an Affiliate or Sublicensee make a First Commercial Sale within the following countries and regions in the License Territory within eighteen (18) years after the Effective Date of this Agreement: US and Europe and China or Japan.

(ii)	Following the First Commercial Sale in any country in the License Territory, Company shall itself or through its Affiliates and/or Sublicensees use commercially reasonable efforts to continue to make Sales in such country without any elapsed time period of one (1) year or more in which such Sales do not occur due to lack such efforts by Company.

In consideration of the update to the diligence milestones, the Company shall pay the following Annual Minimum Royalty payments:

(i)	Prior to the First Commercial Sale, the Company shall pay to MGH a non-refundable annual license fee of ten thousand dollars ($10,000) by June 30, 2022, and on each subsequent anniversary of the Eighth Amendment Effective Date thereafter. The first non-refundable annual license fee was paid on July 1, 2022. As of June 30, 2023, the Company has yet to pay the second non-refundable license fee and is included in accounts payable, related party, on the unaudited consolidated balance sheets.

(ii)	Following the First Commercial Sale, Company shall pay MGH a non-refundable annual minimum royalty in the amount of one hundred thousand dollars United States Dollars ($100,000) per year within sixty (60) days after each annual anniversary of the Effective Date. The annual minimum royalty shall be credited against royalties subsequently due on Net Sales made during the same calendar year, if any, but shall not be credited against royalties due on Net Sales made in any other year.

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

The Company incurred costs to MGH of $2,000 and $12,000 for the three and six months ended June 30, 2023 which is classified as research and development costs, related party, on the consolidated unaudited statements of operations. The Company incurred costs to MGH of $-0- and $10,000, respectively, for the three and six months ended June 30, 2022. As of June 30, 2023, and December 31, 2022, $15,097 and $3,097, respectively, is included in accounts payable, related parties, on the consolidated balance sheets, for services that remain unpaid.

During the three and six months ended June 30, 2023, and 2022, there have not been any sales of Product or Process under this License Agreement.

Accounts Payable, related parties and Accrued Salaries, related party

The Company incurred director fees of $62,500 and $125,000, respectively, for the three and six months ended June 30, 2023 to Federico Pier, the Company’s Chief Executive Officer and Chairman of the Board, which are included in personnel costs on the unaudited consolidated statements of operations. The Company incurred director fees of $30,000 and $60,000 for the three and six months ended June 30, 2022, respectively, to Mr. Pier. As of June 30, 2023, and December 31, 2022, $242,955 and $144,000, respectively, of these director fees are included in accounts payable, related parties, on the unaudited consolidated balance sheets.

The Company incurred consulting fees of $22,500 and $45,000 for the three and six months ended June 30, 2023 and 2022, respectively, to Jeff Wright, the Company’s Chief Financial Officer, which are included in professional fees on the unaudited consolidated statements of operations. As of June 30, 2023, and December 31, 2022, $133,906 and $99,000, respectively, is included in accounts payable, related parties, on the unaudited consolidated balance sheets.

In August 2020, Frances Tonneguzzo, the Company’s Chief Executive Officer (the “former CEO”) tendered her resignation as CEO. For the three and six months ended June 30 2023, and 2022, the Company did not incur any expenses to the former CEO. As of June 30, 2023, and December 31, 2022, $115,312, respectively, of unpaid salary to the former CEO is included in accrued salaries, related party on the unaudited consolidated balance sheets. See Note 6 for a consulting agreement executed with the former CEO.

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

MGH License Agreement

As discussed in Note 5, the Company executed a License Agreement with MGH. Prior to the first commercial sale, the License Agreement requires the Company to pay MGH a non-refundable annual license fee of $10,000 by June 30, 2022, and on each subsequent anniversary of the Effective Date thereafter. The first non-refundable annual license fee was paid on July 1, 2022. As of June 30, 2023, the Company had yet to pay the second non-refundable license fee and is included in accounts payable, related party, on the unaudited consolidated balance sheets. Additionally, following the first commercial sale, the License agreement requires the Company to pay MGH a non-refundable annual minimum royalty in the amount of $100,000 per year within sixty days after each annual anniversary of the Effective Date. The Company has yet to generate any revenue as of June 30, 2023.

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

The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of Product or Process equal or exceeding $100,000,000 in any calendar year and $4,000,000 within 60 days after the first achievement of total net sales of Product or Process equal to or exceeding $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights. No expense reimbursements were paid to MGH during the three and six months ended June 30, 2023, and 2022. As of June 30, 2023, and December 31, 2022, $15,097 and $3,097, respectively, is included in accounts payable, related parties, on the unaudited consolidated balance sheets.

Consulting Agreements

On January 12, 2022, the Company entered into a Consulting Agreement (the “Donohoe Agreement”) with Donohoe Advisory Associates, LLC. (the “Consultant”). The Company engaged the Consultant to provide assistance and advice to the Company in support of the Company’s efforts to obtain a listing on a national securities exchange. The Company agreed to pay the Consultant a retainer fee of $17,500, which is to be applied to the Company’s monthly invoices until such time as the retainer fee is exhausted or the engagement under the agreement ends. The Company did not incur any expenses related to the Donohoe Agreement for the three and six months ended June 30, 2023. The Company incurred $5,820 and $10,680 in expenses for the three and six months ended June 30, 2022, respectively, which are included in professional fees on the unaudited consolidated statements of operations, and none of which is included in accounts payable on the unaudited consolidated balance sheet. As of June, 2023, the remaining balance of the retainer paid to the Consultant was $6,820 and is included in prepaid expenses on the unaudited consolidated balance sheet. If the Company is successful in listing on an exchange, the Company will be obligated to pay a “success fee” to the Consultant of either $10,000 or that number of registered common shares equivalent to $10,000 divided by the closing price of the Company’s common stock on the last day of trading on the OTC Market. The form of the success fee will be determined by the Company.

On March 7, 2022, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Alpha IR Group, LLC. (the “Consultant”). The Company engaged the Consultant to provide consulting, investor relations, and corporate and transaction communication related services. The initial term of the Consulting Agreement was for three months (the “Initial Term”) beginning March 1, 2022, and the Company agreed to pay compensation equal to the sum of $50,000 payable in cash or stock options for the three months of service. The Company incurred $24,000 and $0, respectively, in expenses for the three and six months ended June 30, 2023, which are included in professional fees on the unaudited consolidated statements of operations. The Company incurred $16,667 and $33,333 in expenses for the three and six months ended June 30, 2022. As of June 30, 2023, the balance owed to the Consultant was $74,000 which is included in accounts payable on the unaudited consolidated balance sheet.

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

On January 1, 2022, the Company entered into a consulting agreement (the “Toneguzzo Agreement”) with Frances Toneguzzo, Ph.D., the Company’s former CEO. Pursuant to the one-year term of the Toneguzzo Agreement in exchange for services in leading the research and development teams and laboratory work, the consultant received $5,000 per month. The Company did not extend the Toneguzzo Agreement after the expiration of the one-year term. As of June 30 2023, and December 31, 2022, $40,000 is included in accounts payable on the unaudited consolidated balance sheets, related to the Toneguzzo Agreement.

NOTE 7 – SHORT-TERM LIABILITIES

Convertible Note Payable

As discussed in Note 2, on June 27, 2023, the Board of Directors approved a resolution authorizing the Company to obtain a secured six-month term loan for the principal amount of $330,000. In connection therewith, on June 27, 2023, the Company entered into a Securities Purchase Agreement with selected accredited investors whereby the Company had the right to secure the convertible note. The holder has conversion rights upon event of default and the conversion price is equal to the average of the three lowest prices of the Company’s common stock of the trailing ten days prior to the date conversion of the convertible note. At issuance and at June 30, 2023, the Company estimated the fair value of the conversion option embedded in the Note and determined its value to be de minimis due to the fact that settlement into shares of common stock only occurs upon an event of default. If the event of default were triggered this would provide the Note holder with little upside potential and therefore no value was allocated to the embedded derivative.

Original Issuance Discount

The principal face value of the loan is $330,000 and was issued with an original issuance discount of $26,400 which resulted in aggregate proceeds of $303,600. The loan carries an interest rate of 10% per year, has a default interest rate of 18% per year, and a maturity date of December 27, 2023. Interest is payable on a monthly basis beginning one month following the issue date. Following an event of default, the noteholder has the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the note into fully paid and non-assessable shares of Common Stock. Additionally, the noteholders have the option to convert the $26,400 original issuance discount, which will accrete over the life of the loan based on the effective interest method. The convertible note is also presented net of the issuance costs of $13,250 which will accrete over the life of the note, based on the effective interest method. Accretion expense incurred related to the original issuance discount for the three and six months ended June 30, 2023 was approximately $661.

Debt Discount

To secure the convertible note, the Company paid a commitment fee of $83,526 by issuing 328,571 shares of the Company’s common stock. The common stock was yet to be issued as of June 30, 2023. See Note 8. The convertible note is also presented net of the debt discount of $83,526 which represents the relative fair value of the common stock issued as of June 30, 2023, which will accrete over the life of the convertible note. Accretion expense incurred related to the debt discount for the three and six months ended June 30, 2023 was approximately $1,393.

The balance of the convertible note as of June 30, 2023 was $208,877, which is presented net of aggregate debt discount of $206,824 and aggregate accretion expense of $2,054.

Short-Term Note Payable

The Company entered into a commercial insurance premium finance and security agreement in May 2023. The agreement finances the Company’s annual D&O insurance premium. Payments are due in monthly installments of approximately $6,400 and carry an annual percentage interest rate of 13.9%.

The Company had an outstanding premium balance of approximately $54,230 at June 30, 2023 related to the agreement, which is included in short-term note payable in the consolidated balance sheets. Interest expense for the three and six months ended June 30, 2023 was approximately $706.

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

As of June 30, 2023, and December 31, 2022, there were -0- shares of Series A Preferred Stock issued and outstanding.

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

As of June 30, 2023, and December 31, 2022, there were -0- shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of common stock, $0.001 par value per share. As of June 30, 2023, and December 31, 2022, there were 31,188,460 shares, respectively, of common stock issued and outstanding.

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

Common Stock to be issued

As of June 30, 2023 and December 31, 2022, there were 1,455,852 and 727,281, respectively, shares of common stock to be issued.

In April 2023, the Company entered into Security Purchase Agreements (“SPA’s) with select accredited investors in connection with a private offering. The Company raised an aggregate amount of $100,000 issuing 400,000 shares of common stock at $0.25 per share.

In connection with the promissory note as discussed in Note 7, to secure the note, the Company paid a commitment fee by issuing 328,571 shares of the Company’s common stock. The relative fair value of the common stock was $83,526 as of June 30, 2023. The shares were subsequently issued in July 2023.

The remaining amount of common shares to be issued relates to 597,281 shares to be issued pursuant to a Stock Issuance and Release Agreement (“SRI Agreement”) executed by the Company in February 2019 to stockholders for no consideration who purchased shares in 2018 at $1.85, 30,000 shares of common stock to be issued to two initial shareholders of VI, and 100,000 shares to be issued pursuant to the exercise of warrants in July 2022.

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

Stock Option Activity

The following table summarizes activities related to stock options of the Company for the three months ended June 30, 2023:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (Per Option)
Outstanding at December 31, 2022	2,670,000	$0.62	6.21	$—
Outstanding at June 30, 2023	2,670,000	$0.62	5.71	$—
Exercisable at June 30, 2023	2,670,000	$0.62	5.71	$—

The Company did not grant any options to purchase shares of common stock during the three months and six months ended June 30, 2023. As of June 30, 2023, there were 2,670,000 shares of fully vested stock options. The Company recorded stock compensation expense of $0 and $20,697, respectively, for the three and six months ended June 30, 2023. The Company recorded stock compensation expense of $0 and $20,697 for the three and six months ended June 30, 2023, respectively. The Company recorded stock compensation expense of $1,081 and $2,162 for the three and six months ended June 30, 2022, respectively.

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

Results of Operations – Three and Six Months Ended June 30, 2023, and 2022

Revenues

The Company did not have any revenues for the three and six months ended June 30, 2023 and 2022.

Operating Expenses

We classify our operating expenses into four categories: personnel costs, research and development expenses, professional fees, and general and administrative expenses. The Company’s total operating expenses for the three and six months ended June 30, 2023 were $135,693 and $346,970, respectively, compared to $180,056 and $347,103 for the three and six months ended June 30, 2022.

$10,833 monthly increase in Director fees for our CEO commencing in January 2023, resulted in an increase in personnel costs to $66,913 and $130,944 for the three and six months ended June 30, 2023, respectively, from $30,915 and $61,284 for the three and six months ended June 30, 2022. We incurred $2,000 and $12,000 in research and development expenses during the three and six months ended June 30, 2023, respectively, related to a ninth amendment license fee and also an annual royalty fee we agreed to pay upon execution of the Eighth Amendment to the License Agreement with MGH. Research and development expenses remained consistently low as the Company continued ongoing financing efforts in the wake of the negative impact of COVID-19, which continued to hinder the Company’s ability to raise the additional capital necessary to maintain regular operating activities. The decrease in general and administrative costs to $15,313 for the three months ended June 30, 2023, from $16,160 for the three months ended June 30, 2022, was primarily due to no amortization expense incurred during the three months ended June 30, 2023 related to the intangible asset that was written off as of December 31, 2022, and was partially offset by an increase in insurance expense related to the new D&O policy. The increase in general and administrative costs to $39,773 for the six months ended June 30, 2023, from $28,953 for the six months ended June 30, 2022, was primarily due to insurance expense incurred related to the new D&O policy. The decrease in professional fees to $51,467 and $164,253 for the three and six months ended June 30, 2023, from $132,981 and $246,866 for the three and six months ended June 30, 2022, was primarily attributable to the legal, accounting, and consulting and investor relations costs incurred in 2022 in support of the Company’s efforts to obtain a listing on a national securities exchange.

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

Liquidity and Capital Resources

At June 30, 2023, we had $231,277 of cash on hand and an accumulated deficit of $15,461,385.

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

In June 2023, the Board of Directors approved a resolution authorizing the Company to obtain a six-month term loan for the principal amount of $330,000. In connection therewith, the Company entered into a Securities Purchase Agreement with selected accredited investors whereby the Company secured a convertible promissory note in the amount of $330,000, which was issued with an original issuance discount of $26,400 and resulted in aggregate proceeds of $303,600. The Company received aggregate proceeds of $290,350, net of issuance costs.

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

Working Capital Deficit

	June 30, 2023	December 31, 2022
Current Assets	$378,147	$72,021
Current Liabilities	1,471,685	1,022,812
Working Capital Deficit	$(1,093,538)	$(950,791)

Cash Flows

Cash activity for the six months ended June 30, 2023, and 2022 is summarized as follows:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(228,060)	$(200,006)
Net increase (decrease) in cash	$217,180	$(200,006)

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

Date: August 14, 2023

Vicapsys Life Sciences, Inc.

By:	/s/ Federico Pier
Federico Pier
Chief Executive Officer and Executive Chairman of the Board
(Principal Executive Officer)

By:	/s/ Jeffery Wright
Jeffery Wright
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

