Form 10-Q
period 2023-09-30
Vicapsys Life Sciences, Inc.
filed 2023-11-14
CIK 1468639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s $0.001 par value common stock as of November 14, 2023, was 32,071,299).

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

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
Assets

Current Assets:
Cash	$53,532	$14,097
Prepaid expenses	52,280	7,483
Deferred offering costs	102,674	50,441
Total Current Assets	208,486	72,021

Total Assets	$208,486	$72,021

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$673,179	$635,183
Accounts payable, related parties	446,621	272,317
Accrued salaries, related party	115,312	115,312
Short-term note payable	36,789	—
Convertible note payable, net of debt discount	270,463	—
Total Current Liabilities	1,542,364	1,022,812

Stockholders’ Deficit:
Series A Convertible Preferred Stock; par value $0.001; 3,000,000 shares authorized; -0- shares issued and outstanding	—	—
Series B Convertible Preferred Stock; par value $0.001; 4,440,000 shares authorized; -0- shares issued and outstanding	—	—
Common Stock, par value $0.001; 300,000,000 shares authorized; 32,071,299 and 31,188,460 shares issued and outstanding, respectively	32,071	31,188
Common stock to be issued, par value $0.001; 0 and 727,281 shares outstanding, respectively	—	727
Additional paid-in capital	14,335,776	14,135,257
Accumulated deficit	(15,701,725)	(15,117,963)
Total Stockholders’ Deficit	(1,333,878)	(950,791)

Total Liabilities and Stockholders’ Deficit	$208,486	$72,021

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues	$-	$-	$-	$-

Operating Expenses:
Personnel costs	69,181	30,470	200,125	91,754
Research and development expenses, related party	3,267	3,097	15,267	13,097
Professional fees	76,050	99,257	240,303	346,124
General and administrative expenses	26,925	12,257	64,076	41,210
Total operating expenses	175,423	145,081	519,771	492,185

Loss from operations	(175,423)	(145,081)	(519,771)	(492,185)

Other (Expenses):
Interest expense	(9,954)	—	(10,660)	—
Financing costs	(54,963)	—	(56,878)	—
Total other expenses	(64,917)	—	(67,538)	—

Loss before income taxes	(240,340)	(145,081)	(587,309)	(492,185)
Income taxes	—	—	—	—
Net loss	$(240,340)	$(145,081)	$(587,309)	$(492,185)

Deemed dividend on warrant modification	—	(3,548)	—	(3,548)
Net loss available to common stockholders	$(240,340)	$(148,629)	$(587,309)	$(495,733)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	34,405,105	31,188,461	34,405,105	30,372,261

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	19,747,283	$19,747	12,067,458	$12,068	$13,976,159	$(14,129,625)	$(121,651)
Common stock issued from common stock to be issued	11,441,177	11,441	(11,441,177)	(11,441)	—	—	—
Stock-based compensation expense	—	—	—	—	1,081	—	1,081
Net loss	—	—	—	—	—	(167,047)	(167,047)
Balance March 31, 2022	31,188,460	31,188	626,281	627	13,977,240	(14,296,672)	(287,617)
Stock-based compensation expense	—	—	—	—	1,081	—	1,081
Net loss	—	—	—	—	—	(180,056)	(180,056)
Balance June 30, 2022	31,188,460	31,188	626,281	627	13,978,321	(14,476,728)	(466,592)
Adjustment of expiration date on certain warrants	—	—	—	—	3,548	(3,548)	—
Common stock issued from warrant exercise	—	—	100,000	100	49,900	—	50,000
Stock-based compensation expense	—	—	—	—	41,395	—	41,395
Net loss	—	—	—	—	—	—	(145,081)
Balance Septmeber 30, 2022	31,188,460	$31,188	726,281	$727	$14,073,164	$(14,480,276)	$(520,278)

Balance December 31, 2022	31,188,460	31,188	727,281	727	14,131,709	(15,117,963)	(950,791)
Stock-based compensation expense	—	—	—	—	20,697	—	20,697
Net loss	—	—	—	—	—	(211,277)	(211,277)
Balance March 31, 2023	31,188,460	31,188	727,281	727	14,152,406	(15,325,692)	(1,144,919)
Common stock to be issued pursuant to private placement completed in April 2023	—	—	400,000	400	99,600	—	100,000
Common stock to be issued per loan commitment	—	—	328,571	329	83,197	—	83,526
Net loss	—	—	—	—	—	(135,693)	(135,693)
Balance June 30, 2023	31,188,460	$31,188	1,455,852	$1,456	$14,335,203	$(15,461,385)	$(1,093,538)
Common stock issued from common stock to be issued	882,839	883	(828,571)	(829)	(54)	—	—
Common stock cancelled from common stock to be issued	—	—	(627,281)	(627)	627	—	—
Net loss	—	—	—	—	—	(240,340)	(240,340)
Balance September 30, 2023	32,071,299	$32,071	—	$(0)	$14,335,776	$(15,701,725)	$(1,333,878)

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(587,309)	$(492,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	—	23,468
Stock-based compensation	20,697	43,557
Amortization of debt discount	63,639	—
Changes in operating assets and liabilities:
Prepaid Expenses	(44,797)	(4,040)
Accounts payable	37,996	84,116
Accounts payable, related parties	174,304	103,999
Net Cash Used in Operating Activities	(335,470)	(241,085)

Cash Flows from Financing Activities:
Proceeds from exercise of warrants	—	50,000
Proceeds from private placement	100,000	—
Proceeds from short-term note payable	36,789	—
Proceeds from short-term convertible note	290,349	—
Deferred offering costs	(52,233)	—
Net Cash Provided By Financing Activities	374,905	50,000

Net increase (decrease) in Cash	39,435	(191,085)

Cash, Beginning of period	14,097	217,295

Cash, End of period	$53,532	$26,210

Supplementary Cash Flow Information
Cash paid for interest	$10,660	$-
Cash paid for taxes	$456	$-

Supplementary Non-Cash Flow Information
Original issuance discount	$83,526	$-
Debt discount	$26,400	$-

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $587,309 for the nine months ended September 30, 2023, had a working capital deficit of $1,333,878 and an accumulated deficit of $15,701,725 as of September 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business within one year after the date that the financial statements are issued. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from this uncertainty.

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

These unaudited consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2022, filed with the Company’s annual report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on April 14, 2023. Interim results of operations for the three and nine months ended September 30, 2023, and 2022, are not necessarily indicative of future results for the full year. The unaudited consolidated financial statements of the Company include the consolidated accounts of VLS and its wholly owned subsidiary VI. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. The Company held no cash equivalents as of September 30, 2023, and December 31, 2022. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

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

Deferred Offering Costs

The Company capitalizes expenses incurred in connection with efforts to up list to a National Stock Exchange. The Company incurred $33,585 and $52,233 for the three and nine months ended September 30, 2023, respectively, in expenses related to up listing efforts. As of September 30, 2023 there was $102,674 in deferred offering costs recognized on the unaudited consolidated balance sheet. The Company did not incur any expenses for the three and nine months ended September 30, 2022 related to up listing efforts.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2023.

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

The Company’s contracts with customers are generally on a contract and work order basis and represent obligations that are satisfied at a point in time, as defined in the new guidance, generally upon delivery or has services are provided. Accordingly, revenue for each sale is recognized when the Company has completed its performance obligations. Any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. The Company did not generate any revenue for the three and nine months ended September 30, 2023, and 2022.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. The Company incurred $3,267 and $15,267 in research development expenses for the three and nine months ended September 30, 2023, respectively, with a related party. The Company incurred $3,097 and $13,097 in research development expenses for the three and nine months ended September 30, 2022, respectively, with a related party.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period using the treasury stock method and as-if converted method. As of September 30, 2023, and 2022, the Company’s dilutive securities are convertible into 3,000,000 and 3,396,281 shares of common stock, respectively, which are not included in the computation of dilutive loss per share because their impact is antidilutive.

The following table represents the classes of dilutive securities as of September 30, 2023, and 2022:

	September 30, 2023	September 30, 2022
Common stock to be issued	—	726,281
Stock options	2,670,000	2,670,000
Convertible Debt	330,000	—
	3,000,000	3,396,281

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2023, and 2022.

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

The Company did not incur any amortization expense related to the License Agreement for the three and nine months ended September 30, 2023. The Company recognized $7,822 and $23,468 of amortization expense related to the License Agreement with MGH for the three and nine months ended September 30, 2022 which is included in general and administrative expenses on the unaudited consolidated statements of operations.

NOTE 5 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On November 5, 2021, the Company entered into a Consulting Agreement (the “Poznansky Agreement”) with Mark Poznansky, MD, a minority stockholder and former Director. The Company engaged Dr. Poznansky to render consulting services with respect to informing, guiding, and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Poznansky Agreement was for six months (the “Initial Term”), which was extended indefinitely, and the Company agreed to pay the Consultant $2,000 per month commencing November 5, 2021, with consideration for an increase in the monthly fee following the completion for the Company’s successful up listing to the NASDAQ Stock Market. The Company incurred a total of $6,000 and $18,000 in expenses for the three and nine months ended September 30, 2023 and 2022, respectively, related to the Poznansky Agreement, which is included in professional fees on the unaudited consolidated statements of operations. As of September 30, 2023, and December 31, 2022, $35,500 and $26,000, respectively, is included in accounts payable, related parties, on the unaudited consolidated balance sheets, related to the Poznansky Agreement.

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

Pre-Sales Diligence Requirement:

(x)	The Company shall provide a detailed business plan and development plan by June 1st, 2022. As of the date of this filing the Company has yet to submit the business and development plan and is negotiating the extension of this requirement with MGH.
(xi)	The Company shall raise $2 million in financing by December 1st, 2022. As of the date of this filing the Company has yet to raise $2 million and is negotiating the extension of this requirement with MGH.
(xii)	The Company shall raise an additional $8 million in financing by December 1st, 2023.
(xiii)	The Company shall initiate research regarding the role of CXCL12 in beta cell function and differentiation by January 1st, 2023.
(xiv)	The Company shall initiate diabetic non-human primate studies using cadaveric islets encapsulated in the CXCL12 technology by March 1st, 2023.
(xv)	The Company shall initiate research regarding other applications of the CXCL12 platform by June 1st, 2023. As of the date of this filing the Company has yet to initiate research regarding other applications of the CXCL12 platform and is negotiating the extension of this requirement with MGH..
(xvi)	The Company shall initiate a Phase I clinical trial of a Product or Process by March 1st, 2024.
(xvii)	The Company shall initiate a Phase II clinical trial of a Product or Process within thirteen (13) years from Effective Date.
(xviii)	The Company shall initiate Phase III clinical trial of a Product or Process within sixteen (16) years from Effective Date.

Additionally, as amended by the Eighth Amendment to the License Agreement on March 14, 2022, which replaces the prior post-sales due diligence requirements in their entirety, the License Agreement requires that the Company satisfy the following requirements post-sales of Products (“MGH License Milestones”), by certain dates.

Post-Sales Diligence Requirements:

(i)	The Company shall itself or through an Affiliate or Sublicensee make a First Commercial Sale within the following countries and regions in the License Territory within eighteen (18) years after the Effective Date of this Agreement: US and Europe and China or Japan.

(ii)	Following the First Commercial Sale in any country in the License Territory, Company shall itself or through its Affiliates and/or Sublicensees use commercially reasonable efforts to continue to make Sales in such country without any elapsed time period of one (1) year or more in which such Sales do not occur due to lack such efforts by Company.

In consideration of the update to the diligence milestones, the Company shall pay the following Annual Minimum Royalty payments:

(i)	Prior to the First Commercial Sale, the Company shall pay to MGH a non-refundable annual license fee of ten thousand dollars ($10,000) by June 30, 2022, and on each subsequent anniversary of the Eighth Amendment Effective Date thereafter. The first non-refundable annual license fee was paid on July 1, 2022. As of September 30, 2023, the Company has yet to pay the second non-refundable license fee and is included in accounts payable, related party, on the unaudited consolidated balance sheets.

(ii)	Following the First Commercial Sale, Company shall pay MGH a non-refundable annual minimum royalty in the amount of one hundred thousand dollars United States Dollars ($100,000) per year within sixty (60) days after each annual anniversary of the Effective Date. The annual minimum royalty shall be credited against royalties subsequently due on Net Sales made during the same calendar year, if any, but shall not be credited against royalties due on Net Sales made in any other year.

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

The Company incurred costs to MGH of $3,267 and $15,267 for the three and nine months ended September 30, 2023 which is classified as research and development costs, related party, on the consolidated unaudited statements of operations. The Company incurred costs to MGH of $3,097 and $13,097, respectively, for the three and nine months ended September 30, 2022. As of September 30, 2023, and December 31, 2022, $18,364 and $3,097, respectively, is included in accounts payable, related parties, on the consolidated balance sheets, for services that remain unpaid.

During the three and nine months ended September 30, 2023, and 2022, there have not been any sales of Product or Process under this License Agreement.

Accounts Payable, related parties and Accrued Salaries, related party

The Company incurred director fees of $62,500 and $187,500, respectively, for the three and nine months ended September 30, 2023 to Federico Pier, the Company’s Chief Executive Officer and Chairman of the Board, which are included in personnel costs on the unaudited consolidated statements of operations. The Company incurred director fees of $30,000 and $90,000 for the three and nine months ended September 30, 2022, respectively, to Mr. Pier. As of September 30, 2023, and December 31, 2022, $248,058 and $144,000, respectively, of these director fees are included in accounts payable, related parties, on the unaudited consolidated balance sheets.

The Company incurred consulting fees of $22,500 and $67,500 for the three and nine months ended September 30, 2023 and 2022, respectively, to Jeff Wright, the Company’s Chief Financial Officer, which are included in professional fees on the unaudited consolidated statements of operations. As of September 30, 2023, and December 31, 2022, $135,700 and $99,000, respectively, is included in accounts payable, related parties, on the unaudited consolidated balance sheets.

In August 2020, Frances Tonneguzzo, the Company’s Chief Executive Officer (the “former CEO”) tendered her resignation as CEO. For the three and nine months ended September 30 2023, and 2022, the Company did not incur any expenses to the former CEO. As of September 30, 2023, and December 31, 2022, $115,312, respectively, of unpaid salary to the former CEO is included in accrued salaries, related party on the unaudited consolidated balance sheets. See Note 6 for a consulting agreement executed with the former CEO.

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

MGH License Agreement

As discussed in Note 5, the Company executed a License Agreement with MGH. Prior to the first commercial sale, the License Agreement requires the Company to pay MGH a non-refundable annual license fee of $10,000 by June 30, 2022, and on each subsequent anniversary of the Effective Date thereafter. The first non-refundable annual license fee was paid on July 1, 2022. As of September 30, 2023, the Company had yet to pay the second non-refundable license fee and is included in accounts payable, related party, on the unaudited consolidated balance sheet. Additionally, following the first commercial sale, the License agreement requires the Company to pay MGH a non-refundable annual minimum royalty in the amount of $100,000 per year within sixty days after each annual anniversary of the Effective Date. The Company has yet to generate any revenue as of September 30, 2023.

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

The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of Product or Process equal or exceeding $100,000,000 in any calendar year and $4,000,000 within 60 days after the first achievement of total net sales of Product or Process equal to or exceeding $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights. No expense reimbursements were paid to MGH during the three and nine months ended September 30, 2023, and 2022. As of September 30, 2023, and December 31, 2022, $18,364 and $3,097, respectively, is included in accounts payable, related parties, on the unaudited consolidated balance sheets.

Consulting Agreements

On January 12, 2022, the Company entered into a Consulting Agreement (the “Donohoe Agreement”) with Donohoe Advisory Associates, LLC. (the “Consultant”). The Company engaged the Consultant to provide assistance and advice to the Company in support of the Company’s efforts to obtain a listing on a national securities exchange. The Company agreed to pay the Consultant a retainer fee of $17,500, which is to be applied to the Company’s monthly invoices until such time as the retainer fee is exhausted or the engagement under the agreement ends. The Company incurred $6,820 in expenses for the three and nine months ended September 30, 2023 related to the Donohoe Agreement. The Company incurred $0 and $10,680 in expenses for the three and nine months ended September 30, 2022, respectively, which are included in professional fees on the unaudited consolidated statements of operations, and none of which is included in accounts payable on the unaudited consolidated balance sheet.. If the Company is successful in listing on an exchange, the Company will be obligated to pay a “success fee” to the Consultant of either $10,000 or that number of registered common shares equivalent to $10,000 divided by the closing price of the Company’s common stock on the last day of trading on the OTC Market. The form of the success fee will be determined by the Company.

On March 7, 2022, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Alpha IR Group, LLC. (the “Consultant”). The Company engaged the Consultant to provide consulting, investor relations, and corporate and transaction communication related services. The initial term of the Consulting Agreement was for three months (the “Initial Term”) beginning March 1, 2022, and the Company agreed to pay compensation equal to the sum of $50,000 payable in cash or stock options for the three months of service. The Company incurred $0 and $24,000, respectively, in expenses for the three and nine months ended September 30, 2023, which are included in professional fees on the unaudited consolidated statements of operations. The Company incurred $0 and $50,000 in expenses for the three and nine months ended September 30, 2022. As of September 30, 2023, the balance owed to the Consultant was $74,000 which is included in accounts payable on the unaudited consolidated balance sheet.

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

On January 1, 2022, the Company entered into a consulting agreement (the “Toneguzzo Agreement”) with Frances Toneguzzo, Ph.D., the Company’s former CEO. Pursuant to the one-year term of the Toneguzzo Agreement in exchange for services in leading the research and development teams and laboratory work, the consultant received $5,000 per month. The Company did not extend the Toneguzzo Agreement after the expiration of the one-year term. As of September 30 2023, and December 31, 2022, $40,000 is included in accounts payable on the unaudited consolidated balance sheets, related to the Toneguzzo Agreement.

NOTE 7 – SHORT-TERM LIABILITIES

Convertible Note Payable

As discussed in Note 2, on June 27, 2023, the Board of Directors approved a resolution authorizing the Company to obtain a secured six-month term loan for the principal amount of $330,000. In connection therewith, on June 27, 2023, the Company entered into a Securities Purchase Agreement with selected accredited investors whereby the Company had the right to secure the convertible note. The holder has conversion rights upon event of default and the conversion price is equal to the average of the three lowest prices of the Company’s common stock of the trailing ten days prior to the date conversion of the convertible note. At issuance and at September 30, 2023, the Company estimated the fair value of the conversion option embedded in the Note and determined its value to be de minimis due to the fact that settlement into shares of common stock only occurs upon an event of default. If the event of default were triggered this would provide the Note holder with little upside potential and therefore no value was allocated to the embedded derivative.

Original Issuance Discount

The principal face value of the loan is $330,000 and was issued with an original issuance discount of $26,400 which resulted in aggregate proceeds of $303,600. The loan carries an interest rate of 10% per year, has a default interest rate of 18% per year, and a maturity date of December 27, 2023. Interest is payable on a monthly basis beginning one month following the issue date. Following an event of default, the noteholder has the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the note into fully paid and non-assessable shares of Common Stock. Additionally, the noteholders have the option to convert the $26,400 original issuance discount, which will accrete over the life of the loan based on the effective interest method. The convertible note is also presented net of the issuance costs of $13,250 which will accrete over the life of the note, based on the effective interest method. Accretion expense incurred related to the original issuance discount for the three and nine months ended September 30, 2023 was approximately $19,825 and $20,486, respectively.

Debt Discount

To secure the convertible note, the Company paid a commitment fee of $83,526 by issuing 328,571 shares of the Company’s common stock. See Note 8. The convertible note is also presented net of the debt discount of $83,526 which represents the relative fair value of the common stock issued as of September 30, 2023, which will accrete over the life of the convertible note. Accretion expense incurred related to the debt discount for the three and nine months ended September 30, 2023 was approximately $41,763 and $43,153, respectively.

The balance of the convertible note as of September 30, 2023 was $270,465, which is presented net of aggregate debt discount of $206,824 and aggregate accretion expense of $63,639.

Short-Term Note Payable

The Company entered into a commercial insurance premium finance and security agreement in May 2023. The agreement finances the Company’s annual D&O insurance premium. Payments are due in monthly installments of approximately $6,400 and carry an annual percentage interest rate of 13.9%.

The Company had an outstanding premium balance of approximately $36,789 at September 30, 2023 related to the agreement, which is included in short-term note payable in the consolidated balance sheets. Interest expense for the three and nine months ended September 30, 2023 was approximately $1,694 and $2,400, respectively.

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

As of September 30, 2023, and December 31, 2022, there were -0- shares of Series A Preferred Stock issued and outstanding.

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

As of September 30, 2023, and December 31, 2022, there were -0- shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of common stock, $0.001 par value per share. As of September 30, 2023, and December 31, 2022, there were 32,071,299 and 31,188,460 shares, respectively, of common stock issued and outstanding.

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

In connection with the promissory note as discussed in Note 7, to secure the note, the Company paid a commitment fee by issuing 328,571 shares of the Company’s common stock. The relative fair value of the common stock was $83,526 as of June 30, 2023. The shares were issued in July 2023.

In April 2023, the Company entered into Security Purchase Agreements (“SPA’s) with select accredited investors in connection with a private offering. The Company raised an aggregate amount of $100,000 issuing 400,000 shares of common stock at $0.25 per share. The shares were issued in July 2023.

Common Stock to be issued

As of September 30, 2023 and December 31, 2022, there were 0 and 727,281, respectively, shares of common stock to be issued.

As of December 31, 2022, there were 597,281 shares to be issued pursuant to a Stock Issuance and Release Agreement (“SRI Agreement”) executed by the Company in February 2019 to stockholders for no consideration who purchased shares in 2018 at $1.85, and 30,000 shares of common stock to be issued to two initial shareholders of VI. The issuance of these shares to be issued pursuant to the SRI Agreement and to the two initial shareholders of VI were cancelled as of September 30, 2023 due to the shareholders having never signed the agreement. Additionally, as of September 30, 2023 the Company recognized as issued 54,267 shares erroneously issued by the Company’s transfer agent back in 2018 related to a private offering as the Company does not expect the shares to be returned by shareholder. The remaining number of shares to be issued as of December 31, 2022 related to 100,000 shares to be issued pursuant to the exercise of warrants in July 2022.

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

Stock Option Activity

The following table summarizes activities related to stock options of the Company for the nine months ended September 30, 2023:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (Per Option)
Outstanding at December 31, 2022	2,670,000	$0.62	6.21	$—
Outstanding at September 30, 2023	2,670,000	$0.62	5.46	$—
Exercisable at September 30, 2023	2,670,000	$0.62	5.46	$—

The Company did not grant any options to purchase shares of common stock during the three and nine months ended September 30, 2023. As of September 30, 2023, there were 2,670,000 shares of fully vested stock options. The Company recorded stock compensation expense of $0 and $20,697, respectively, for the three and nine months ended September 30, 2023. The Company recorded stock compensation expense of $41,395 and $43,557 for the three and nine months ended September 30, 2022, respectively.

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

Results of Operations – Three and Nine Months Ended September 30, 2023, and 2022

Revenues

The Company did not have any revenues for the three and nine months ended September 30, 2023 and 2022.

Operating Expenses

We classify our operating expenses into four categories: personnel costs, research and development expenses, professional fees, and general and administrative expenses. The Company’s total operating expenses for the three and nine months ended September 30, 2023 were $240,340 and $587,309, respectively, compared to $145,081 and $492,185 for the three and nine months ended September 30, 2022.

$10,833 monthly increase in Director fees for our CEO commencing in January 2023, resulted in an increase in personnel costs to $69,181 and $200,125 for the three and nine months ended September 30, 2023, respectively, from $30,470 and $91,754 for the three and nine months ended September 30, 2022. We incurred $3,267 and $15,267 in research and development expenses during the three and nine months ended September 30, 2023, respectively, related to a ninth amendment license fee and also an annual royalty fee we agreed to pay upon execution of the Eighth Amendment to the License Agreement with MGH. Research and development expenses remained consistently low as the Company continued ongoing financing efforts in the wake of the negative impact of COVID-19, which continued to hinder the Company’s ability to raise the additional capital necessary to maintain regular operating activities. The increase in general and administrative costs to $26,925 and $64,076 for the three and nine months ended September 30, 2023, respectively, from $12,257 and $41,210 for the three and nine months ended September 30, 2022, respectively, was primarily due insurance expense incurred related to the new D&O policy. The decrease in professional fees to $76,050 and $240,303 for the three and nine months ended September 30, 2023, from $99,257 and $346,124 for the three and nine months ended September 30, 2022, was primarily attributable to the legal, accounting, and consulting and investor relations costs incurred in 2022 in support of the Company’s efforts to obtain a listing on a national securities exchange.

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

Liquidity and Capital Resources

At September 30, 2023, we had $53,532 of cash on hand and an accumulated deficit of $15,701,725.

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

Working Capital Deficit

	September 30, 2023	December 31, 2022
Current Assets	$208,486	$72,021
Current Liabilities	1,542,364	1,022,812
Working Capital Deficit	$(1,333,878)	$(950,791)

Cash Flows

Cash activity for the nine months ended September 30, 2023, and 2022 is summarized as follows:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(335,470)	$(241,085)
Net cash provided by financing activities	374,905	50,000
Net increase (decrease) in cash	$39,435	$(191,085)

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023, and concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023, due to a material weakness in the Company’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation during the quarter ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 14, 2023

Vicapsys Life Sciences, Inc.

By:	/s/ Federico Pier
Federico Pier
Chief Executive Officer and Executive Chairman of the Board
(Principal Executive Officer)

By:	/s/ Jeffery Wright
Jeffery Wright
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

