Form 10-K
period 2023-12-31
Vicapsys Life Sciences, Inc.
filed 2024-10-21
CIK 1468639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter ($0.25) was $4,658,159.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of September 24, 2024, was 32,071,299 shares.

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

MGH License Agreement

On May 8, 2013, VI and MGH, a principal stockholder (see Note 7), entered into the License Agreement, pursuant to which MGH granted to the Company, in the field of coating and transplanting cells, tissues and devices for therapeutic purposes, on a worldwide basis: (i) an exclusive, royalty-bearing license under its rights in Patent Rights (as defined in the License Agreement) to make, use, sell, lease, import and transfer Products and Processes (each as defined in the License Agreement); (ii) a non-exclusive, sub-licensable (solely in the License Field and License Territory (each as defined in the License Agreement)) royalty-bearing license to Materials (as defined in the License Agreement) and to make, have made, use, have used, Materials for only the purpose of creating Products, the transfer of Products and to use, have used and transfer processes; (iii) the right to grant sublicenses subject to and in accordance with the terms of the License Agreement, and (iv) the nonexclusive right to use technological information (as defined in the License Agreement) disclosed by MGH to the Company under the License Agreement, all subject to and in accordance with the License Agreement (the “License”).

As amended by the Eighth Amendment to the License Agreement on March 14, 2022 (“Effective Date”), which replaces the prior pre-sales due diligence requirements in their entirety, the License Agreement requires that the Company satisfy the following requirements prior to the first sale of Products (“MGH License Milestones”), by certain dates.

Pre-Sales Diligence Requirement:

(x)	The Company shall provide a detailed business plan and development plan by June 1st, 2022. As of the date of this filing the Company has yet to submit the business and development plan and is negotiating the extension of this requirement with MGH.
(xi)	The Company shall raise $2 million in financing by December 1st, 2022. As of the date of this filing the Company has yet to raise $2 million and is negotiating the extension of this requirement with MGH.
(xii)	The Company shall raise an additional $8 million in financing by December 1st, 2023. As of the date of this filing the Company has yet to raise $8 million and is negotiating the extension of this requirement with MGH.
(xiii)	The Company shall initiate research regarding the role of CXCL12 in beta cell function and differentiation by January 1st, 2023.
(xiv)	The Company shall initiate diabetic non-human primate studies using cadaveric islets encapsulated in the CXCL12 technology by March 1st, 2023.
(xv)	The Company shall initiate research regarding other applications of the CXCL12 platform by June 1st, 2023.
(xvi)	The Company shall initiate a Phase I clinical trial of a Product or Process by March 1st, 2024.
(xvii)	The Company shall initiate a Phase II clinical trial of a Product or Process within thirteen (13) years from Effective Date.
(xviii)	The Company shall initiate Phase III clinical trial of a Product or Process within sixteen (16) years from Effective Date.

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

●

DefyMed (Strasbourg, France): Defymed was founded in 2011 to develop implantable bio-artificial medical devices for diverse therapeutic applications, with a first focus on T1D. The diabetes product, named MAILPAN® (Macro- encapsulation of PANcreatic Islets), is a result of work done by the Centre European d’etude du Diabete (CeeD), STATICE and the Centre de Transfert de Technologies du Mans (CTTM).

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

Research and Development

The Company is primarily engaged in preclinical testing of CXCL12 and delivery systems associated with the treatment of T1D. Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2023, and 2022, the Company recorded $15,267 and $13,097, respectively, of research and development expenses to a related party.

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

If the FDA approves a new product, it may limit the approved indications for use of the product. It may also require that contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including Phase 4 clinical trials, to further assess the product’s safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, specific or special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patent registries. The FDA mafciy prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs.

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

Employees

As of December 31, 2023, we have two employees. None of our employees are represented by a labor union, and none of our employees has entered into a collective bargaining agreement with us. We consider our employee relations to be good.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market

Our common stock is quoted on the OTC Pink under the symbol “VICP” and there is no established public trading market for the class of common equity.

The following table includes the high and low bids for our common stock for the fiscal years ended December 31, 2023 and 2022.

Period Fiscal Year 2023	High	Low
First Quarter (January 1, 2023 – March 31, 2023)	$1.00	$1.00
Second Quarter (April 1, 2023 – June 30, 2023)	$1.00	$1.00
Third Quarter (July 1, 2023 – September 30, 2023)	$1.00	$1.00
Fourth Quarter (October 1, 2021 – December 31, 2021)	$1.00	$3.00

Period Fiscal Year 2022	High	Low
First Quarter (January 1, 2022 – March 31, 2022)	$8.00	$2.00
Second Quarter (April 1, 2022 – June 30, 2022)	$2.60	$0.85
Third Quarter (July 1, 2022 – September 30, 2022)	$2.52	$1.00
Fourth Quarter (October 1, 2022 – December 31, 2022)	$1.00	$1.00

These prices do not represent the fair market value of our common stock. The most recent sale of our common stock pursuant to a Private Placement Memorandum was on April 12, 2023 at a price of $0.25.

Holders

As of September 24, 2024, there are 32,071,299 shares of common stock outstanding, held by 300 record holders of our common stock.

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

Date of Transaction	Transaction type	Number of shares issued	Class of Securities	Were the shares issued at a discount	Individual/Entity shares were issued to	Reasons for issuance

1/13/2022	New	4,800,000	Common	Yes	Bonderman Family Limited Partnership	Conversion
1/13/2022	New	2,400,000	Common	Yes	ADEC Private Equity Investments LLC	Conversion
1/13/2022	New	180,000	Common	Yes	John J. & Beverly P. Monaco	Conversion
1/13/2022	New	270,000	Common	Yes	Steve Gorlin	Conversion
1/13/2022	New	120,000	Common	Yes	Thomas E. Hills	Conversion
1/13/2022	New	120,000	Common	Yes	JLVA LLC	Conversion
1/13/2022	New	30,000	Common	Yes	Nonodecs, GP	Conversion
1/13/2022	New	78,000	Common	Yes	Elliot Bibi	Conversion
1/13/2022	New	30,000	Common	Yes	Frank J.B. Varallo Irrevocable Trust DTD 10/6/86	Conversion
1/13/2022	New	78,000	Common	Yes	Isaac Franco	Conversion
1/13/2022	New	30,000	Common	Yes	Joseph F. DeCosimo	Conversion
1/13/2022	New	60,000	Common	Yes	JSL Kids Partners	Conversion
1/13/2022	New	30,000	Common	Yes	JWP Holdings LLC	Conversion
1/13/2022	New	24,000	Common	Yes	Mark Poznansky	Conversion
1/13/2022	New	240,000	Common	Yes	NASC Investments, LLC	Conversion
1/13/2022	New	60,000	Common	Yes	Neil Kleinhandler	Conversion
1/13/2022	New	60,000	Common	Yes	Patricia Shea	Conversion
1/13/2022	New	300,000	Common	Yes	Peter Gerhard	Conversion
1/13/2022	New	30,000	Common	Yes	Robert F. DeCosimo	Conversion
1/13/2022	New	60,000	Common	Yes	RSG (US Holdings) Limited Partnership	Conversion
1/13/2022	New	30,000	Common	Yes	SSBP Corp.	Conversion
1/13/2022	New	150,000	Common	Yes	Stephen R. Banks	Conversion
1/13/2022	New	30,000	Common	Yes	Summerfield Group, GP	Conversion
1/13/2022	New	150,000	Common	Yes	Virginia E. Dadey	Conversion
1/13/2022	New	1,080,000	Common	Yes	Ypsilon Biotech, LLC	Conversion
3/28/2022	New	600,000	Common	Yes	ADEC Private Equity Investments LLC	Antidilution
3/28/2022	New	1,200,000	Common	Yes	Bonderman Family Limited Partnership	Antidilution
3/28/2022	New	150,000	Common	Yes	Steve Gorlin	Antidilution
3/28/2022	New	60,000	Common	Yes	JLVA LLC	Antidilution
3/28/2022	New	24,000	Common	Yes	Mark Poznansky	Antidilution
3/28/2022	New	1,080,000	Common	Yes	Ypsilon Biotech, LLC	Antidilution
3/28/2022	New	300,000	Common	Yes	Peter Gerhard	Antidilution
3/28/2022	New	78,000	Common	Yes	Isaac Franco	Antidilution
3/28/2022	New	78,000	Common	Yes	Elliot Bibi	Antidilution
3/28/2022	New	30,000	Common	Yes	JWP Holdings LLC	Antidilution
3/28/2022	New	60,000	Common	Yes	JSL Kids Partners	Antidilution
3/28/2022	New	60,000	Common	Yes	RSG (US Holdings) Limited Partnership	Antidilution
3/28/2022	New	150,000	Common	Yes	Stephen R. Banks	Antidilution
3/28/2022	New	240,000	Common	Yes	NASC Investments, LLC	Antidilution
3/28/2022	New	150,000	Common	Yes	Virginia E. Dadey	Antidilution
3/28/2022	New	30,000	Common	Yes	SSBP Corp.	Antidilution
3/28/2022	New	30,000	Common	Yes	Frank J.B. Varallo Irrevocable Trust DTD 10/6/86	Antidilution
3/28/2022	New	30,000	Common	Yes	Joseph F. DeCosimo	Antidilution
3/28/2022	New	30,000	Common	Yes	Nonodecs, GP	Antidilution
3/28/2022	New	30,000	Common	Yes	Robert F. DeCosimo	Antidilution
3/28/2022	New	30,000	Common	Yes	Summerfield Group, GP	Antidilution
7/18/2022	New	100,000	Common	Yes	Harry Franco	Warrant Exercise
4/4/2023	New	200,000	Common	Yes	Mark Chraime	Investment
4/10/2023	New	60,000	Common	Yes	Harry Franco	Investment
4/10/2023	New	140,000	Common	Yes	Isaac Franco	Invesment

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

Results of Operations

The Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenues

The Company did not have any revenues for the years ended December 31, 2023 and 2022.

Expenses

Operating expenses consist of personnel costs, research and development expenses, professional fees, travel expenses and general and administrative expenses. Our total operating expenses for the year ended December 31, 2023, were $1,046,978 compared to $984,790 for the year ended December 31, 2022, an increase of $62,189. The increase was primarily a result of increase in professional fees paid in 2023 in connection with the Company’s efforts to complete an up listing to NASDAQ. Research and development costs increased slightly to $15,267 for the year ended December 31, 2023 compared to $13,097 for the year ended December 31, 2022.

Year-over year increases in general and administrative expenses of $36,233 and personnel costs of $140,167 was primarily due to the increase in costs to operate as a publicly traded company as well as a $10,833 monthly increase in Director fees for our CEO commencing in January 2023.

Other Expenses

The Company incurred $19,969 and $115,165, respectively, in interest expense and financing costs related to a financing agreement for a D&O insurance policy as well as securing a short-term note payable in June 2023. There was no other income or other expenses for the year ended December 31, 2022.

Net Loss

As a result of the foregoing, the Company had a net loss of $1,182,112 for the year ended December 31, 2023, compared to a net operating loss of $984,790 for the year ended December 31, 2022.

Liquidity and Capital Resources

The Company is not currently generating revenues. At December 31, 2023, we had $9,422 cash on hand, a working capital deficit of $1,928,682 and an accumulated deficit of $16,300,075.

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

From this short-term convertible loan, we received net proceeds of $290,350. The short-term convertible loan was also issued with a debt discount of $115,000 that was paid in shares of common stock.

During the year ended December 31, 2022, the Company received proceeds totaling $50,000 and issued 100,000 shares of common stock pursuant to the exercise of warrants at $0.50 per share.

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

We did not generate revenues from operations for the year ended December 31, 2023, and no substantial revenues are anticipated until we have implemented our full plan of operations. To implement our strategy to grow and expand per our business plan, we intend to generate working capital via private placements of equity or debt securities, or to secure one or more loans. If we are unsuccessful in raising capital, we could be required to cease business operations and investors would lose all of their investment.

Additionally, we will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. This additional corporate governance time required of management could limit the amount of time management has to implement our business plan and may impede the speed of our operations.

Operating Activities

For the year ended December 31, 2023, net cash used in operating activities was $(417,524), which primarily consisted of our net loss of $1,182,112, adjusted for non-cash expenses of $115,165 of amortization and $20,697 of stock-based compensation expense. Net changes of $628,809 in operating assets and liabilities increased the cash used in operating activities.

For the year ended December 31, 2022, net cash used in operating activities was $238,197, which primarily consisted of our net loss of $984,790 adjusted for non-cash expenses of $31,289 of amortization, $340,231 impairment loss, and $105,650 of stock-based compensation expense.

Investing Activities

There were no investing activities from continuing operations for the years ended December 31, 2023 and 2022.

Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities was $412,849 and consisted of the payment of deferred offering costs of $50,441, offset by proceeds received totaling $100,000 received from the issuance of 400,000 shares of common stock pursuant to the sell of common stock through a private placement of at $0.25 per share.

For the year ended December 31, 2022, net cash used in financing activities was $34,999 and consisted of the payment of deferred offering costs of $15,001, offset by proceeds received totaling $50,000 received from the issuance of 100,000 shares of common stock pursuant to the exercise of warrants at $0.50 per share.

Off-Balance Sheet Arrangements

As of December 31, 2023, there were no off-balance sheet arrangements.

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

Emerging Growth Company

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2023 and 2022 include impairment of intangible assets, valuation allowance for deferred tax asset and non-cash equity transactions and stock-based compensation.

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company held no cash equivalents as of December 31, 2023, and 2022. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

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

Long-Lived Assets

The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. Management has reviewed the Company’s long-lived assets for the years ended December 31, 2023, and 2022, and concluded an impairment of the License Agreement existed as of December 31, 2022 due to there being no projected undiscounted future net cash flows derived from the asset (See Note 4).

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023 and 2022.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2023, and 2022, the Company recorded $15,267 and $13,097 of research and development expenses, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2023, and 2022, the Company’s dilutive securities are convertible into 2,780,682 and 3,397,281 shares of common stock, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. The following table represents the classes of dilutive securities as of December 31, 2023, and 2022:

	December 31, 2023	December 31, 2022
Common stock to be issued	—	727,281
Stock options	2,670,000	2,670,000
Convertible debt	110,682	-
	2,780,682	3,397,281

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

Going Concern

The independent auditors’ reports on our consolidated financial statements for the years ended December 31, 2023 and 2022 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the consolidated financial statements filed herewith.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that review and evaluation, the CEO and CFO have concluded that, as of December 31, 2023, disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, our management, including our CEO and CFO, concluded that our internal control over financial reporting was not effective as of December 31, 2023, as described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarters of our fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers.

Set forth below is the name, age, and positions held by our executive officers and directors:

Name	Age	Position(s) and Office(s) Held
Federico Pier	56	Chief Executive Officer (Principal Executive Officer) and Executive Chairman of the Board of Directors
Jeffery Wright	41	Chief Financial Officer (Principal Financial and Accounting Officer)
Charles Farrahar	62	Director
Colleen Delaney	56	Director
Dorothy Jordan	67	Director
Richard Rosenblum	64	Director

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

Charlie Farrahar - Director

Mr. Farrahar, age 61, is a certified public accountant with over 30 years of managerial finance, administration, human resource, investor relations and risk management experience in the public, private and non-profit sectors. Mr. Farrahar served as the Company’s original Chief Financial Officer from its inception in 2014 through its merger with SSGI, Inc. to become a public entity. He has served as Chief Financial Officer for several small biotech startups in various stages of development and has been involved with their exits or mergers. Currently, he serves as Chief Financial Officer for Rion LLC, a privately held biotech company headquartered in Rochester, MN that licenses a platform technology from Mayo Clinic. In the late 1990s, Mr. Farrahar was Chief Financial Officer of Credit Depot Corp (NASDAQ). He was Chief Financial Officer of Medovex Corp. when it initially went public on Nasdaq in 2014 and was Chief Financial Officer of Roadie, Inc., when it was purchased by UPS in 2021.

Dr. Colleen Delaney - Director

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

None.

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

ITEM 11. EXECUTIVE COMPENSATION

2023 Summary Compensation Table

The following table sets forth information regarding compensation earned in or with respect to our fiscal years 2023 and 2022 for the following persons (collectively, the “named executive officers”):

(i)	our principal executive officer or other individual serving in a similar capacity during the fiscal year ended December 31, 2023;

(ii)	our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2023 whose compensation exceed $100,000; and

(iii)	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2023.

Name	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Federico Pier	2023	$250,000	$-	$-	$250,000
( Chief Executive Officer)	2022	$120,000	$-	$-	$120,000

Jeffrey Wright	2023	$90,000	$-	$-	$90,000
Chief Financial Officer	2022	$90,000	$-	$-	$90,000

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

Outstanding Equity Awards At 2023 Fiscal Year-End

The following table presents information concerning unexercised options and unvested restricted stock awards for the named executive officer outstanding as of December 31, 2023.

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

Director Compensation

Mr. Federico Pier was named Executive Chairman of the Board of Directors in May 2019. For the years ended December 31, 2023, and 2022, the Company recorded expenses of $250,000 and $120,000 for these services. As of December 31, 2023, and 2022, Mr. Pier is owed $310,558 and $144,000, respectively, of accrued and unpaid director fees, and such amount is included in accounts payable, related parties on the consolidated balance sheet.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 1, 2024 for:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership of our common stock is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of September 24, 2024. Except as indicated by footnote, and subject to applicable community property laws, we believe the persons identified in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

In the following table, percentage ownership is based on 32,071,299 shares of our common stock. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of voting securities subject to options or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of September 24, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each of the following persons is c/o Vicapsys Life Sciences, Inc., 7778 Mcginnis Ferry Rd. #270, Suwanee, GA 30024. Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Title:	Class of Security	Amount of beneficial ownership	Percent of Class (1)
Executive Officers and Directors:

Jeffery Wright, Chief Financial Officer	Common Stock (4)	150,000	* %

Federico Pier	Common Stock (3)	1,105,785	3.4%

Chief Executive Officer and Executive Chairman of the Board of Directors

Charles Farrahar, Director	Common Stock	450,000	1.4%

Richard Rosenblum, Director	Common Stock	0	0%

Dorothy Jordan, Director	Common Stock (2)	212,500	* %

Colleen Delaney	Common Stock	0	0%

All Executive Officers and Directors (6 persons)	Common Stock (2,3,4)	1.918.285	19.9%

More than 5% Beneficial Owners:

Bonderman Family Limited Partnership (5)	Common Stock	6,070,588	18.9%

ADEC Private Equity Investments LLC (6)	Common Stock	3,135,294	9.8%

Massachusetts General Hospital (7)	Common Stock	3,582,880	11.2%

*Less than 1%.

(1)	Based on 32,071,299 shares of common stock outstanding as of September 24, 2024.
(2)	Includes 100,000 shares of common stock issuable upon the exercise of vested options.
(3)	Includes 500,000 shares of common stock issuable upon the exercise of vested options.
(4)	Includes 150,000 shares of common stock issuable upon the exercise of vested options.
(5)	Leonard Potter has voting and dispositive control over the Bonderman Family Limited Partnership. The address of the Bonderman Family Limited Partnership is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(6)	E. Burke Ross has voting and dispositive control over the ADEC Private Equity Investments, LLC.
(7)	Emile Braun has voting control and dispositive control over Massachusetts General Hospital.

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

In addition to the executive officer and director compensation arrangements discussed in “Executive Compensation,” the following is a description of all related person transactions that occurred during the period from January 1, 2023, through December 31, 2023, and any currently proposed transaction (the “Reporting Period”).

Consulting Agreements

On November 5, 2021, the Company entered into a Consulting Agreement (the “Poznansky Agreement”) with Mark Poznansky, MD, a minority stockholder and former Director. The Company engaged Dr. Poznansky to render consulting services with respect to informing, guiding, and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Poznansky Agreement was for six months (the “Initial Term”), which was extended indefinitely, and the Company agreed to pay the Consultant $2,000 per month commencing November 5, 2021, with consideration for an increase in the monthly fee following the completion for the Company’s successful up listing to the NASDAQ Stock Market. The Company incurred a total of $24,000 in expenses for the years ended December 31, 2023 and 2022 related to the Poznansky Agreement, which is included in professional fees on the consolidated statements of operations. As of December 31, 2023 and 2022, $41,500 and $26,000, respectively, is included in accounts payable, related parties, on the consolidated balance sheets, related to the Poznansky Agreement.

On January 1, 2022, the Company entered into a consulting agreement (the “Toneguzzo Agreement”) with Frances Toneguzzo, Ph.D., the Company’s former CEO. Pursuant to the one-year term of the Toneguzzo Agreement in exchange for services in leading the research and development teams and laboratory work, the consultant was to receive $5,000 per month. The Company did not incur any expenses related to the Toneguzzo Agreement for the year ended December 31, 2023. The Company incurred a total of $60,000 in expenses for the year ended December 31, 2022 related to the Toneguzzo Agreement, which is included in professional fees on the consolidated statements of operations. As of December 31, 2023, $40,000 is included in accounts payable, related parties, on the consolidated balance sheet related to the Toneguzzo Agreement.

On January 12, 2022, the Company entered into a Consulting Agreement (the “Donohoe Agreement”) with Donohoe Advisory Associates, LLC. (the “Consultant”). The Company engaged the Consultant to provide assistance and advice to the Company in support of the Company’s efforts to obtain a listing on a national securities exchange. The Company agreed to pay the Consultant a retainer fee of $17,500, which was to be applied to the Company’s monthly invoices until such time as the retainer fee is exhausted or the engagement under the agreement ends. The Company incurred $11,960 and $10,680, respectively, in expenses for the year ended December 31, 2023 and 2022, which are included in professional fees on the consolidated statements of operations. As of December 31, 2023 and 2022, $1,755 and $0, respectively, is included in accounts payable on the consolidated balance sheets related to the Donohoe agreement. As of December 31, 2022, the remaining balance of the retainer paid to the Consultant was $6,820 and is included in prepaid expenses on the consolidated balance sheet. If the Company is successful in listing on an exchange, the Company will be obligated to pay a “success fee” to the Consultant of either $10,000 or that number of registered common shares equivalent to $10,000 divided by the closing price of the Company’s common stock on the last day of trading on the OTC Market. The form of the success fee will be determined by the Company.

On March 7, 2022, the Company entered into a Consulting Agreement (the “Alpha Agreement”) with Alpha IR Group, LLC. (the “Consultant”). The Company engaged the Consultant to provide consulting, investor relations, and corporate and transaction communication related services. The initial term of the Consulting Agreement was for three months (the “Initial Term”) beginning March 1, 2022, and the Company agreed to pay compensation equal to the sum of $50,000 payable in cash or stock options for the three months of service. The Company incurred $16,500 and $50,000, respectively, in expenses for the years ended December 31, 2023 and 2022, which are included in professional fees on the consolidated statements of operations. As of December 31, 2023 and 2022, the balance owed to the Consultant was $74,000 and $50,000, respectively, which is included in accounts payable on the condensed balance sheets.

MGH License Agreement

On May 8, 2013, ViCapsys and The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”) entered into a License Agreement as amended. As partial consideration upon execution of the License Agreement with MGH, the Company issued 3,000,000 shares of common stock to MGH with an estimated value of $200 which was capitalized as an intangible asset. Due to MGH’s current beneficial ownership of 11.2% of the Company’s common stock, the License Agreement is deemed to be a related party transaction. The Company incurred expenses to MGH of $15,267 and $13,097 for the years ended December 31, 2023, and 2022, respectively. As of December 31, 2023, there have not been any sales of product or process under this License Agreement. See “Item 1. Business; MGH License Agreement.”

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

Accounts Payable, related parties and Accrued Salaries, related party

The Company incurred director fees of $250,000 and $120,000 for the years ended December 31, 2023, and 2022, respectively, to Federico Pier, the Company’s Chief Executive Officer and Chairman of the Board, which are included in personnel costs on the consolidated statements of operations. As of December 31, 2023, and 2022, $310,558 and $144,000, respectively, of these director fees are included in accounts payable, related parties, on the consolidated balance sheets.

The Company incurred consulting fees of $90,000 for the years ended December 31, 2023, and 2022, respectively, to Jeff Wright, the Company’s external Chief Financial Officer, which are included in professional fees on the consolidated statements of operations. As of December 31, 2023, and 2022, $158,027 and $99,000, respectively, is included in accounts payable, related parties, on the consolidated balance sheets.

In August 2020, Frances Tonneguzzo, the Company’s then-Chief Executive Officer (the “former CEO”), tendered her resignation as CEO. For the years ended December 31, 2023, and 2022, the Company did not incur any expenses to the former CEO. As of December 31, 2023 and 2022, $115,312 of unpaid salary to the former CEO is included in accrued salaries, related party on the consolidated balance sheets.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services billed or to be billed by D. Brooks and Associates, CPAs, and Assurance Dimensions for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2023, and December 31, 2022, as well as fees billed for other services rendered by D. Brooks and Associates, CPAs, and Assurance Dimensions, during those periods.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees(1)	$62,500	$42,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	6,300	—
Total Fees	$68,800	$42,000

(1)	Audit Fees are fees paid for professional services rendered for the audit of the Company’s annual consolidated financial statements and reviews of the Company’s interim unaudited condensed consolidated financial statements.

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

VICAPSYS LIFE SCIENCES, INC.

Date: October 21, 2024	By:	/s/ Federico Pier
Federico Pier
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 21, 2024	By:	/s/ Federico Pier
Federico Pier
Chief Executive Officer (principal executive officer) and Executive Chairman of the Board of Directors

Date: October 21, 2024	By:	/s/ Jeffery Wright
Jeffery Wright
Chief Financial Officer (principal financial officer and principal accounting officer)

Date: October 21, 2024	By:	/s/ Charles Farrahar
Charles Farrahar
Director

Date: October 21, 2024	By:	/s/ Richard Rosenblum
Richard Rosenblum
Director

Date: October 21, 2024	By:	/s/ Dorothy Jordan
Dorothy Jordan
Director

Date: October 21, 2024	By:	/s/ Colleen Delaney
Colleen Delaney
Director

VICAPSYS LIFE SCIENCES, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Vicapsys Life Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vicapsys Life Sciences, Inc. (the Company) as of December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flow for the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements the Company experienced a net loss of $1,182,112 for the year ended December 31, 2023, had a working capital deficit of $1,928,681 and an accumulated deficit of $16,300,075 as of December 31, 2023. This gives rise to substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the issuance of these financial statements. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2023.
Coral Springs, Florida
October 21, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Vicapsys Life Sciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Vicapsys Life Sciences, Inc. (the Company) as of December 31, 2022 and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2022 and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Palm Beach Gardens, Florida

April 14, 2023

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets

Current Assets:
Cash	$9,422	$14,097
Prepaid Expenses	30,234	7,483
Deferred offering costs	-	50,441
Total Current Assets	39,656	72,021

Total Assets	$39,656	$72,021

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$961,708	$635,183
Accounts payable, related parties	537,449	272,317
Accrued salaries, related parties	115,312	115,312
Short-term note payable	18,712	-
Convertible note payable	335,156	-
Total Current Liabilities	1,968,337	1,022,812

Stockholders’ Deficit:
Series A Convertible Preferred Stock; par value $0.0001; 3,000,000 shares authorized; -0- shares issued and outstanding	-	-
Series B Convertible Preferred Stock; par value $0.0001; 4,440,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, par value $0.001; 300,000,000 shares authorized; 32,071,299 and 31,188,460 shares issued and outstanding, respectively	32,071	31,188
Common stock to be issued, par value $0.001;-0- and 727,281 shares outstanding, respectively	-	727
Additional paid-in capital	14,339,323	14,135,257
Accumulated deficit	(16,300,075)	(15,117,963)
Total Stockholders’ Deficit	(1,928,681)	(950,791)

Total Liabilities and Stockholders’ Deficit	$39,656	$72,021

See accompanying notes to consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2023	2022
Revenues	$-	$-

Operating Expenses:
Personnel costs	262,625	122,458
Research and development expenses, related party	15,267	13,097
Professional fees	672,655	448,806
Impairment loss	-	340,231
General and administrative expenses	96,431	60,198
Total operating expenses	1,046,978	984,790

Loss from operations	(1,046,978)	(984,790)

Other Expenses:
Interest expense	(19,969)	-
Financing costs	(115,165)	-
Total other expenses	(135,134)	-

Loss before income taxes	(1,182,112)	(984,790)
Income taxes	-	-
Net loss	$(1,182,112)	$(984,790)

Deemed dividend on warrant modification	-	(3,548)
Net loss available to common stockholders	$(1,182,112)	$(988,338)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	34,548,676	30,577,988

See accompanying notes to consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2023 and 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2022	—	$-	—	$—	$19,747,283	$19,747	12,068,458	$12,068	$13,976,159	$(14,129,625)	$(121,651)
Common stock issued for common stock to be issued	—	—	—	—	11,441,177	11,441	(11,441,177)	(11,441)	—	—	—
Common stock issued from warrant exercise	—	—	—	—	—	—	100,000	100	49,900	—	50,000
Stock-based compensation expense	—	—	—	—	—	—	—	—	105,650	—	105,650
Deemed dividend on warrant modification	—	—	—	—	—	—	—	—	3,548	(3,548)	—
Net loss	—	—	—	—	—	—	—	—	—	(984,790)	(984,790)
Balance December 31, 2022	—	—	—	—	31,188,460	31,188	727,281	727	14,135,257	(15,117,963)	(950,791)

Common stock issued pursuant to private placement completed in April 2023	—	—	—	—	400,000	400	—	—	99,600	—	100,000
Common stock issued per loan commitment	—	—	—	—	328,571	329	—	—	83,197	—	83,526
Common stock issued from common stock to be issued					100,000	100	(100,000)	(100)	—	—	—
Common stock cancelled from common stock to be issued	—	—	—	—	—	—	(627,281)	(627)	627	—	—
Common stock issued pursuant to private placement completed in 2018					54,268	54	—	—	(54)	—	—
Stock based compensation	—	—	—	—		—	—	—	20,697	—	20,697
Net loss	—	—	—	—	—	—	—	—	—	(1,182,112)	(1,182,112)
Balance December 31, 2023	—	$-	—	$-	32,071,299	$32,071	—	$-	$14,339,323	$(16,300,075)	$(1,928,681)

See accompanying notes to consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(1,182,112)	$(984,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	—	31,289
Impairment loss	—	340,231
Stock-based compensation	20,697	105,650
Amortization of debt discount and issuance costs	115,082	—
Changes in operating assets and liabilities:
Prepaid Expenses	37,152	(1,985)
Accounts payable	326,525	111,951
Accounts payable, related parties	265,132	159,457
Net Cash Used in Operating Activities	(417,524)	(238,197)

Cash Flows from Financing Activities:
Proceeds from exercise of warrants	-	50,000
Deferred offering costs	50,441	(15,001)
Proceeds from sale of common stock in a private placement	100,000	-
Proceeds from short-term note payable	(41,192)	-
Proceeds from short-term convertible note	303,600	-
Net Cash Provided By Financing Activities	412,849	34,999
Net Increase (decrease) in Cash	(4,675)	(203,198)

Cash, Beginning of year	14,097	217,295

Cash, End of year	$9,422	$14,097

Supplementary Cash Flow Information
Cash paid for interest	$19,969	$-
Cash paid for taxes	$545	$-

Supplementary Non-Cash Financing Activities
Common stock issued per loan commitment	$83,526	-
Deferred offering costs in accounts payable	-	$35,440

See accompanying notes to consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $1,182,112 for the year ended December 31, 2023, had a working capital deficit of $1,928,682 and an accumulated deficit of $16,300,075 as of December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

In April 2023, the Company entered into Security Purchase Agreements (“SPA’s) with select accredited investors in connection with a private offering by the Company to raise a maximum of $300,000 through the sale of shares of common stock at $0.25 per share.

The Company has raised an aggregate amount of $100,000 as of the date of these consolidated financial statements. The Company also secured a short-term convertible loan in June 2023 for $330,000 which contained separately an original issuance discount of $26,400. The Company received proceeds of $50,000 from the exercise of warrants in 2022. Management intends to raise additional funds in 2024 to support current operations and extend research and development of its product line. No assurance can be given that the Company will be successful in this effort. If the Company is unable to raise additional funds in 2024, it will be forced to severely curtail all operations and research and development activities.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2023, and 2022, include impairment of intangible assets, valuation allowance for deferred tax asset, and non-cash equity transactions and stock-based compensation.

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company held no cash equivalents as of December 31, 2023, and 2022. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

No cash exceeded the insured limit at December 31, 2023 and 2022.

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

Long-Lived Assets

The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. Management has reviewed the Company’s long-lived assets for the year ended December 31, 2022 and concluded an impairment of the License Agreement held with MGH disclosed above existed as of December 31, 2022 (See Note 4).

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023 and 2022.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended December 31, 2023, and 2022, the Company recorded $15,267 and $13,097, respectively, in research and development expenses to a related party.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. As of December 31, 2023, and 2022, the Company’s dilutive securities are convertible into 2,780,682 and 3,397,281 shares of common stock, respectively. This amount is not included in the computation of dilutive loss per share because their impact is antidilutive. The following table represents the classes of dilutive securities as of December 31, 2023, and 2022:

	December 31, 2023	December 31, 2022
Common stock to be issued	—	727,281
Stock options	2,670,000	2,670,000
Convertible debt	110,682	-
	2,780,682	3,397,281

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements for the years ended December 31, 2023, and 2022.

NOTE 4 – INTANGIBLE ASSET

The Company’s intangible asset consisted of costs incurred in connection with the License Agreement with MGH, as amended (See Note 7). The consideration paid for the rights included in the License Agreement was in the form of common stock shares. The estimated value of the common stock was being amortized over the term of the License Agreement which is based on the remaining life of the related patents being licensed which was approximately 16 years, when the intangible asset was acquired.

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

The Company recognized $0 and $31,289 of amortization expense for the years ended December 31, 2023, and 2022, respectively, which is included in general and administrative expenses on the statement of operations. The Company recognized $340,231 of an impairment loss related to the License Agreement for the year ended December 31, 2022.

NOTE 5 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On November 5, 2021, the Company entered into a Consulting Agreement (the “Poznansky Agreement”) with Mark Poznansky, MD, a minority stockholder and former Director. The Company engaged Dr. Poznansky to render consulting services with respect to informing, guiding, and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Poznansky Agreement was for six months (the “Initial Term”), which was extended indefinitely, and the Company agreed to pay the Consultant $2,000 per month commencing November 5, 2021, with consideration for an increase in the monthly fee following the completion for the Company’s successful up listing to the NASDAQ Stock Market. The Company incurred a total of $24,000 in expenses for the years ended December 31, 2023 and 2022 related to the Poznansky Agreement, which is included in professional fees on the consolidated statements of operations. As of December 31, 2023 and 2022, $41,500 and $26,000, respectively, is included in accounts payable, related parties, on the consolidated balance sheets, related to the Poznansky Agreement.

Accounts Payable, Related Parties, and Accrued Salary, Related party

The Company incurred director fees of $250,000 and $120,000 for the years ended December 31, 2023, and 2022, respectively, to Federico Pier, the Company’s Chief Executive Officer and Chairman of the Board, which are included in personnel costs on the consolidated statements of operations. As of December 31, 2023, and 2022, $310,558 and $144,000, respectively, of these director fees are included in accounts payable, related parties, on the consolidated balance sheets.

The Company incurred consulting fees of $90,000 for the years ended December 31, 2023, and 2022, respectively, to Jeff Wright, the Company’s external Chief Financial Officer, which are included in professional fees on the consolidated statements of operations. As of December 31, 2023, and 2022, $158,027 and $99,000, respectively, is included in accounts payable, related parties, on the consolidated balance sheets.

In August 2020, Frances Tonneguzzo, the Company’s then-Chief Executive Officer (the “former CEO”), tendered her resignation as CEO. For the years ended December 31, 2023, and 2022, the Company did not incur any expenses to the former CEO. As of December 31, 2023 and 2022, $115,312 of unpaid salary to the former CEO is included in accrued salaries, related party on the consolidated balance sheets.

MGH License Agreement

On May 8, 2013, VI and MGH, a principal stockholder (see Note 7), entered into the License Agreement, pursuant to which MGH granted to the Company, in the field of coating and transplanting cells, tissues and devices for therapeutic purposes, on a worldwide basis: (i) an exclusive, royalty-bearing license under its rights in Patent Rights (as defined in the License Agreement) to make, use, sell, lease, import and transfer Products and Processes (each as defined in the License Agreement); (ii) a non-exclusive, sub-licensable (solely in the License Field and License Territory (each as defined in the License Agreement)) royalty-bearing license to Materials (as defined in the License Agreement) and to make, have made, use, have used, Materials for only the purpose of creating Products, the transfer of Products and to use, have used and transfer processes; (iii) the right to grant sublicenses subject to and in accordance with the terms of the License Agreement, and (iv) the nonexclusive right to use technological information (as defined in the License Agreement) disclosed by MGH to the Company under the License Agreement, all subject to and in accordance with the License Agreement (the “License”).

As amended by the Eighth Amendment to the License Agreement on March 14, 2022 (“Effective Date”), which replaces the prior pre-sales due diligence requirements in their entirety, the License Agreement requires that the Company satisfy the following requirements prior to the first sale of Products (“MGH License Milestones”), by certain dates.

Pre-Sales Diligence Requirement:

(x)	The Company shall provide a detailed business plan and development plan by June 1st, 2022. As of the date of this filing the Company has yet to submit the business and development plan and is negotiating the extension of this requirement with MGH.
(xi)	The Company shall raise $2 million in financing by December 1st, 2022. As of the date of this filing the Company has yet to raise $2 million and is negotiating the extension of this requirement with MGH.
(xii)	The Company shall raise an additional $8 million in financing by December 1st, 2023. As of the date of this filing the Company has yet to raise $8 million.
(xiii)	The Company shall initiate research regarding the role of CXCL12 in beta cell function and differentiation by January 1st, 2023.
(xiv)	The Company shall initiate diabetic non-human primate studies using cadaveric islets encapsulated in the CXCL12 technology by March 1st, 2023.
(xv)	The Company shall initiate research regarding other applications of the CXCL12 platform by June 1st, 2023.
(xvi)	The Company shall initiate a Phase I clinical trial of a Product or Process by March 1st, 2024.
(xvii)	The Company shall initiate a Phase II clinical trial of a Product or Process within thirteen (13) years from Effective Date.
(xviii)	The Company shall initiate Phase III clinical trial of a Product or Process within sixteen (16) years from Effective Date.

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

The Company incurred costs to MGH of $15,267 and $13,097, respectively, for the years ended December 31, 2023 and 2022, respectively, which is classified as research and development costs, related party, on the consolidated statements of operations. As of December 31, 2023, and December 31, 2022, $18,364 and $3,097, respectively, is included in accounts payable, related parties, on the consolidated balance sheets, for services that remain unpaid.

During the years ended December 31, 2023, and 2022, there have not been any sales of Product or Process under this License Agreement.

NOTE 6– SHORT-TERM LIABILITIES

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

Original Issuance Discount

The principal face value of the loan was $330,000 and was issued with an original issuance discount of $26,400 which resulted in aggregate proceeds of $303,600. The loan carries an interest rate of 10% per year, has a default interest rate of 18% per year, and a maturity date of December 27, 2023. Interest is payable on a monthly basis beginning one month following the issue date. On December 26, 2023, the maturity date of the loan was extended to January 27, 2024. See further discussion under “Debt Modification” section below.

Following an event of default, the noteholder has the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the note into fully paid and non-assessable shares of Common Stock. Additionally, the noteholders have the option to convert the $26,400 original issuance discount, which will accrete over the life of the loan based on the effective interest method. The convertible note is also presented net of the issuance costs of $13,250 which will be amortized over the life of the note, based on the effective interest method. Amortization of debt discount and issuance costs for the year ended December 31, 2023 was $31,639.

Debt Discount

To secure the convertible note, the Company paid a commitment fee of $83,526 by issuing 328,571 shares of the Company’s common stock. See Note 8. The convertible note is also presented net of the debt discount of $83,526 which represents the relative fair value of the common stock issued as of December 31, 2023, which will accrete over the life of the convertible note. Interest expense incurred related to the debt discount for the year ended December 31, 2023 was $83,526.

Debt Modification

On December 26, 2023, the Company and the note holder entered into a letter agreement under which an agreement was made to extend the maturity date of the Note to January 27, 2024, increase the principal of the note to $363,000, and amend the convertible note to extend the date on which the Company shall prepare and file with the SEC a registration statement covering the resale of all of the conversion shares and commitment fee to January 27, 2024. The Company subsequently failed to repay the convertible note on or before January 27, 2024, and failed to file the resale registration statement on or before January 27, 2024. See Note 10 for further extension of the maturity date to October 31, 2024.

Debt Modification Debt Discount

To secure the debt modification, the Company agreed to increase the principal of the note to $363,000. The convertible note is also presented net of the debt modification discount of $33,000 which represents the accretion expense, which will accrete over the life of the convertible note. Interest expense incurred related to the debt modification discount for the year ended December 31, 2023 was $5,156.

The balance of the convertible note as of December 31, 2023 was $335,156, which is presented net of aggregate debt discount of $27,844.

Short-Term Note Payable

The Company entered into a commercial insurance premium finance and security agreement in May 2023. The agreement finances the Company’s annual D&O insurance premium. Payments are due in monthly installments of approximately $6,400 and carry an annual percentage interest rate of 13.9%.

The Company had an outstanding premium balance of approximately $18,712 at December 31, 2023 related to the agreement, which is included in short-term note payable in the consolidated balance sheets. Interest expense related to the short-term note payable for the year ended December 31, 2023 was approximately $3,459.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of Product or Process equal or exceeding $100,000,000 in any calendar year and $4,000,000 within 60 days after the first achievement of total net sales of Product or Process equal to or exceeding $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights. Such reimbursements were not significant during the years ended December 31, 2023 and 2022.

Consulting Agreements

On January 1, 2022, the Company entered into a consulting agreement (the “Toneguzzo Agreement”) with Frances Toneguzzo, Ph.D., the Company’s former CEO. Pursuant to the one-year term of the Toneguzzo Agreement in exchange for services in leading the research and development teams and laboratory work, the consultant was to receive $5,000 per month. The Company did not incur any expenses related to the Toneguzzo Agreement for the year ended December 31, 2023. The Company incurred a total of $60,000 in expenses for the year ended December 31, 2022 related to the Toneguzzo Agreement, which is included in professional fees on the consolidated statements of operations. As of December 31, 2023, $40,000 is included in accounts payable, related parties, on the consolidated balance sheet related to the Toneguzzo Agreement.

On January 12, 2022, the Company entered into a Consulting Agreement (the “Donohoe Agreement”) with Donohoe Advisory Associates, LLC. (the “Consultant”). The Company engaged the Consultant to provide assistance and advice to the Company in support of the Company’s efforts to obtain a listing on a national securities exchange. The Company agreed to pay the Consultant a retainer fee of $17,500, which was to be applied to the Company’s monthly invoices until such time as the retainer fee is exhausted or the engagement under the agreement ends.

The Company incurred $11,960 and $10,680, respectively, in expenses for the year ended December 31, 2023 and 2022, which are included in professional fees on the consolidated statements of operations. As of December 31, 2023 and 2022, $1,755 and $0, respectively, is included in accounts payable on the consolidated balance sheets related to the Donohoe agreement. As of December 31, 2022, the remaining balance of the retainer paid to the Consultant was $6,820 and is included in prepaid expenses on the consolidated balance sheet. If the Company is successful in listing on an exchange, the Company will be obligated to pay a “success fee” to the Consultant of either $10,000 or that number of registered common shares equivalent to $10,000 divided by the closing price of the Company’s common stock on the last day of trading on the OTC Market. The form of the success fee will be determined by the Company.

On March 7, 2022, the Company entered into a Consulting Agreement (the “Alpha Agreement”) with Alpha IR Group, LLC. (the “Consultant”). The Company engaged the Consultant to provide consulting, investor relations, and corporate and transaction communication related services. The initial term of the Consulting Agreement was for three months (the “Initial Term”) beginning March 1, 2022, and the Company agreed to pay compensation equal to the sum of $50,000 payable in cash or stock options for the three months of service. The Company incurred $16,500 and $50,000, respectively, in expenses for the years ended December 31, 2023 and 2022, which are included in professional fees on the consolidated statements of operations. As of December 31, 2023 and 2022, the balance owed to the Consultant was $74,000 and $50,000, respectively, which is included in accounts payable on the consolidated balance sheets.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 7,440,000 authorized shares of $0.0001 preferred stock.

Series A Preferred Stock

On December 19, 2017, the Company amended its articles of incorporation by filing a certificate of designation with the Secretary of State of Florida therein designating a class of preferred stock as Series A Preferred Stock, $0.0001 par value per share, consisting of 3,000,000 shares. Each holder of shares of Series A Preferred Stock shall be entitled to the number of votes equal to the number of votes held by the number of shares of common stock into which such share of Series A Preferred Stock could be converted, and except as otherwise required by applicable law, shall have the voting rights and power equal to the voting rights and powers of the common stock.

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

As of December 31, 2023, and 2022, there were -0- shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

On December 19, 2017, the Company amended the articles of incorporation by filing a certificate of designation with the Secretary of State of Florida therein designating a class of preferred stock as Series B Preferred Stock, $0.0001 par value per share, consisting of 4,440,000 shares (the “Series B Preferred Stock Certificate of Designation”).

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

As of December 31, 2023, and 2022, there were -0 of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of $0.001 common stock. As of December 31, 2023, and 2022, there are 32,071,299 and 31,188,460 shares of common stock outstanding, respectively.

Common Stock Issuances

In April 2023, the Company entered into Security Purchase Agreements (“SPA’s) with select accredited investors in connection with a private offering. The Company raised an aggregate amount of $100,000 issuing 400,000 shares of common stock at $0.25 per share. The shares were issued in July 2023.

In connection with the promissory note as discussed in Note 6, to secure the note, the Company paid a commitment fee by issuing 328,571 shares of the Company’s common stock. The relative fair value of the common stock was $83,526 as of June 30, 2023. The shares were issued in July 2023.

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

Common Stock to be Issued

As of December 31, 2022, there were 597,281 shares to be issued pursuant to a Stock Issuance and Release Agreement (“SRI Agreement”) executed by the Company in February 2019 to stockholders for no consideration who purchased shares in 2018 at $1.85, and 30,000 shares of common stock to be issued to two initial shareholders of VI. The issuance of these shares to be issued pursuant to the SRI Agreement and to the two initial shareholders of VI were cancelled as of December 31, 2023 due to the shareholders having never signed the agreement.

Additionally, as of December 31, 2023 the Company recognized as issued 54,267 shares erroneously issued by the Company’s transfer agent back in 2018 related to a private offering in 2018 as the Company does not expect the shares to be returned by shareholder.

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

The significant assumptions used to estimate the fair value of the equity awards granted were;

Grant date	August 10, 2022
Underlying common stock	$0.25
Expected term (years)	5.25
Risk-free interest rate	2.93%
Volatility	95%
Dividend yield	None

The following table summarizes activities related to stock options of the Company for the years ended December 31, 2023, and 2022:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,900,000	$0.66	5.83	$-
Granted	770,000	0.50
Outstanding at December 31, 2022	2,670,000	$0.62	6.21	$-
Outstanding at December 31, 2023	2,670,000	$0.62	5.21	$-
Exercisable at December 31, 2023	2,670,000	$0.62	5.21	$-

The Company recorded stock compensation expense of $20,697 and $105,650 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was no unrecognized stock-based compensation related to non-vested stock options.

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

The Company did not issue any warrants during the years ended December 31, 2023 and 2022.

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At December 31, 2023, the Company had a net operating loss (“NOL”) carryforward of approximately $13,953,510. NOLs generated prior to 2018 will expire during the years 2033 to 2039. NOLs generated after 2018 have an indefinite period of use but are subject to annual limitations. Realization of any portion of the NOL at December 31, 2023, is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full tax amount, which as of December 31, 2023, was $2,930,237. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position.

A reconciliation of the Company’s effective tax rate to statutory rates for the years ended December 31, 2023, and 2022, is as follows:

	Year Ended December 31,
	2023	2022
Pre- tax loss	$(1,182,112)	$(984,790)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(248,244)	(206,806)
Permanent changes	4,346	22,187
Change in valuation	243,898	184,620
Tax expense	$-	$-

The Company had deferred tax assets as follows:

	Year Ended December 31,
	2023	2022
Tax loss carryforward	$2,985,572	$2,741,675
Valuation allowance	(2,985,572)	(2,741,675)
Net deferred tax assets	$-	$-

The Company’s NOL carryforwards may be significantly limited under the Internal Revenue Code (“IRC”). NOL carryforwards are limited under Section 382 when there is a significant ownership change as defined in the IRC. During the year ended December 31, 2017, and previous years, the Company may have experienced such ownership changes, which could pose limitations.

NOTE 10 – SUBSEQUENT EVENTS

In relation to the convertible note payable discussed in Note 6, on February 6, 2024, the Company and convertible note holder entered into a letter agreement under which an agreement was made to extend the maturity date of the note to February 27, 2024, increase the principal of the convertible note to $399,300, extend the date on which the Company shall prepare and file the resale registration statement with the SEC to February 27, 2024, and extend the registration effective date for the resale registration statement until April 27, 2024.

On March 26, 2024, the Company and the note holders entered into a letter agreement under which an agreement was made to extend the maturity date of the note to April 27, 2024, and increase the principal of the note to $449,300.

In April 2024, the note holders agreed to extend the maturity date of the convertible note to October 31, 2024 and any accrued but unpaid interest through the date thereof shall be due and payable on or before October 31, 2024.

In July 2024, entered into a promissory note agreement for the principal amount of $95,000. The Note is convertible upon an event of default into shares of common stock, $0.001 par value per share.

In August 2024, the Company entered into a promissory note agreement for the principal sum of $55,000. The maturity date on the promissory note is May 10, 2025 and carries an annual interest rate of 10%.

