Form 10-Q
period 2024-03-31
Vicapsys Life Sciences, Inc.
filed 2025-01-10
CIK 1468639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s $0.001 par value common stock as of December 13, 2024, was 32,371,299).

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

Forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Company’s Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on October 21, 2024, (the “Form 10-K”) for the fiscal year ended December 31, 2023, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this document. The matters discussed herein and elsewhere in this document could cause our actual results and performance to differ materially from those set forth or anticipated in forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this document, whether as a result of new information, future events or otherwise.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
Assets

Current Assets:
Cash	$-	$9,422
Prepaid Expenses	-	30,234
Total Current Assets	-	39,656

Total Assets	$-	$39,656

Liabilities and Stockholders’ Deficit

Current Liabilities:
Cash overdraft	$451	$-
Accounts payable	1,047,655	961,708
Accounts payable, related parties	630,489	537,449
Accrued salaries, related party	115,312	115,312
Short-term note payable	12,546	18,712
Convertible note payable	449,300	335,156
Total Current Liabilities	2,255,753	1,968,337

Stockholders’ Deficit:
Series A Convertible Preferred Stock; par value $0.0001; 3,000,000 shares authorized; -0- shares issued and outstanding	-	-
Series B Convertible Preferred Stock; par value $0.0001; 4,440,000 shares authorized; -0- shares issued and outstanding	-	-
Common Stock, par value $0.001; 300,000,000 shares authorized; 32,071,299 shares issued and outstanding	32,071	32,071
Additional paid-in capital	14,339,323	14,339,323
Accumulated deficit	(16,627,147)	(16,300,075)
Total Stockholders’ Deficit	(2,255,753)	(1,928,681)

Total Liabilities and Stockholders’ Deficit	$-	$39,656

See accompanying condensed notes to unaudited consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2024	2023
Revenues	$-	$-

Operating Expenses:
Personnel costs	62,500	64,031
Research and development expenses, related party	344	10,000
Professional fees	106,547	133,483
General and administrative expenses	34,864	3,763
Total operating expenses	204,255	211,277

Loss from operations	(204,255)	(211,277)

Other Expenses:
Interest expense	36,517	-
Loss on debt extinguishment	86,300	-
Total other expenses	122,817	-

Income (loss) before income taxes	(327,072)	(211,277)
Income taxes	-	-
Net income (loss) available to common shareholders	$(327,072)	$(211,277)

Net income (loss) per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	32,071,299	34,585,742

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Common Stock		Common Stock to be Issued		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance December 31, 2022	31,188,460	$31,188	727,281	$727	$14,135,257	$(15,117,963)	$(950,791)
Stock-based compensation expense	—	—	—	—	20,697	—	20,697
Net loss	—	—	—	—	—	(211,277)	(211,277)
Balance March 31, 2023	31,188,460	31,188	727,281	727	14,155,954	(15,329,240)	(1,141,371)

Balance December 31, 2023	32,071,299	32,071	—	—	14,339,323	(16,300,075)	(1,928,681)
Net loss	—	—	—	—	—	(327,072)	(327,072)
Balance March 31, 2024	32,071,299	$32,071	—	$—	$14,339,323	$(16,627,147)	$(2,255,753)

See accompanying condensed notes to unaudited consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss)	$(327,072)	$(211,277)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of debt discount	27,844	-
Loss on debt extinguishment	86,300	-
Stock-based compensation	-	20,697
Changes in operating assets and liabilities:
Prepaid Expenses	30,234	(1,229)
Accounts payable	85,948	83,045
Accounts payable, related parties	93,491	98,807
Short-term note payable	(6,167)	-
Net Cash Used in Operating Activities	(9,422)	(9,957)

Net (decrease) in Cash	(9,422)	(9,957)

Cash, Beginning of period	9,422	14,097

Cash, End of period	$-	$4,140

Supplementary Cash Flow Information
Cash paid for interest	$212	$-
Cash paid for taxes	$-	$-

See accompanying condensed notes to unaudited consolidated financial statements.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $327,072 for the three months ended March 31, 2024, had a working capital deficit of $2,255,754 and an accumulated deficit of $16,627,147 as of March 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business within one year after the date that the financial statements are issued. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from this uncertainty.

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

These unaudited condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2023, filed with the Company’s annual report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on October 21, 2024. Interim results of operations for the three months ended March 31, 2024, and 2023, are not necessarily indicative of future results for the full year. The unaudited consolidated financial statements of the Company include the consolidated accounts of VLS and its wholly owned subsidiary VI. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. The Company held no cash equivalents as of March 31, 2024, and December 31, 2023. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2024 and December 31, 2023

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued liabilities, payables with related parties, and debt discounts approximate their fair values because of the short maturity of these instruments.

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

The Company’s contracts with customers are generally on a contract and work order basis and represent obligations that are satisfied at a point in time, as defined in the new guidance, generally upon delivery or has services are provided. Accordingly, revenue for each sale is recognized when the Company has completed its performance obligations. Any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. The Company did not generate any revenue for the three months ended March 31, 2024, and 2023.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. The Company incurred $344 and $10,000 in research development expenses for the three months ended March 31, 2024 and 2023, respectively, with a related party.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period using the treasury stock method and as-if converted method. As of March 31, 2024, and 2023, the Company’s dilutive securities are convertible into 3,119,300 and 3,397,281 shares of common stock, respectively, which are not included in the computation of dilutive loss per share because their impact is antidilutive.

The following table represents the classes of dilutive securities as of March 31, 2024, and 2023:

	March 31, 2024	March 31, 2023
Common stock to be issued	—	727,281
Stock options	2,670,000	2,670,000
Convertible Debt	449,300	—
	3,119,300	3,397,281

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited consolidated financial statements for the three months ended March 31, 2024, and 2023.

NOTE 4 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On November 5, 2021, the Company entered into a Consulting Agreement (the “Poznansky Agreement”) with Mark Poznansky, MD, a minority stockholder and former Director. The Company engaged Dr. Poznansky to render consulting services with respect to informing, guiding, and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Poznansky Agreement was for six months (the “Initial Term”), which was extended indefinitely, and the Company agreed to pay the Consultant $2,000 per month commencing November 5, 2021, with consideration for an increase in the monthly fee following the completion for the Company’s successful up listing to the NASDAQ Stock Market. The Company incurred a total of $6,000 in expenses for the three months ended March 31, 2024 and 2023 related to the Poznansky Agreement, which is included in professional fees on the unaudited consolidated statements of operations. As of March 31, 2024, and December 31, 2023, $47,500 and $41,500 respectively, is included in accounts payable, related parties, on the unaudited consolidated balance sheets, related to the Poznansky Agreement.

MGH License Agreement

On May 8, 2013, VI and MGH, a principal stockholder (see Note 5), entered into the License Agreement, pursuant to which MGH granted to the Company, in the field of coating and transplanting cells, tissues and devices for therapeutic purposes, on a worldwide basis: (i) an exclusive, royalty-bearing license under its rights in Patent Rights (as defined in the License Agreement) to make, use, sell, lease, import and transfer Products and Processes (each as defined in the License Agreement); (ii) a non-exclusive, sub-licensable (solely in the License Field and License Territory (each as defined in the License Agreement)) royalty-bearing license to Materials (as defined in the License Agreement) and to make, have made, use, have used, Materials for only the purpose of creating Products, the transfer of Products and to use, have used and transfer processes; (iii) the right to grant sublicenses subject to and in accordance with the terms of the License Agreement, and (iv) the nonexclusive right to use technological information (as defined in the License Agreement) disclosed by MGH to the Company under the License Agreement, all subject to and in accordance with the License Agreement (the “License”).

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

Post-Sales Diligence Requirements:

(i)	The Company shall itself or through an Affiliate or Sublicensee make a First Commercial Sale within the following countries and regions in the License Territory within eighteen (18) years after the Effective Date of this Agreement: US and Europe and China or Japan.

(ii)	Following the First Commercial Sale in any country in the License Territory, Company shall itself or through its Affiliates and/or Sublicensees use commercially reasonable efforts to continue to make Sales in such country without any elapsed time period of one (1) year or more in which such Sales do not occur due to lack such efforts by Company.

In consideration of the update to the diligence milestones, the Company shall pay the following Annual Minimum Royalty payments:

(i)	Prior to the First Commercial Sale, the Company shall pay to MGH a non-refundable annual license fee of ten thousand dollars ($10,000) by June 30, 2022, and on each subsequent anniversary of the Eighth Amendment Effective Date thereafter. The first non-refundable annual license fee was paid on July 1, 2022. As of March 31, 2024, the Company has yet to pay the second non-refundable license fee and is included in accounts payable, related party, on the unaudited consolidated balance sheets.

(ii)	Following the First Commercial Sale, Company shall pay MGH a non-refundable annual minimum royalty in the amount of one hundred thousand dollars United States Dollars ($100,000) per year within sixty (60) days after each annual anniversary of the Effective Date. The annual minimum royalty shall be credited against royalties subsequently due on Net Sales made during the same calendar year, if any, but shall not be credited against royalties due on Net Sales made in any other year.

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

As of the date of this filing the Company is in default of the pre-sales diligence requirements and is negotiating the extension of the requirements outlined in the License Agreement with MGH.

The Company incurred costs to MGH of $344 and $10,000 for the three months ended March 31, 2024 and 2023, respectively, which is classified as research and development costs, related party, on the consolidated unaudited statements of operations. As of March 31, 2024, and December 31, 2023, $18,364 and $375,000, respectively, is included in accounts payable, related parties, on the consolidated balance sheets, for services that remain unpaid.

During the three months ended March 31, 2024, and 2023, there have not been any sales of Product or Process under this License Agreement.

Accounts Payable, related parties and Accrued Salaries, related party

The Company incurred director fees of $62,500 for the three months ended March 31, 2024 and 2023, to Federico Pier, the Company’s Chief Executive Officer and Chairman of the Board, which are included in personnel costs on the unaudited consolidated statements of operations. As of March 31, 2024, and December 31, 2023, $374,399 and $310,558, respectively, of these director fees are included in accounts payable, related parties, on the unaudited consolidated balance sheets.

The Company incurred consulting fees of $22,500 for the three months ended March 31, 2024 and 2023, respectively, to Jeff Wright, the Company’s Chief Financial Officer, which are included in professional fees on the unaudited consolidated statements of operations. As of March 31, 2024, and December 31, 2023, $180,881 and $158,027 respectively, is included in accounts payable, related parties, on the balance sheets.

In August 2020, Frances Tonneguzzo, the Company’s Chief Executive Officer (the “former CEO”) tendered her resignation as CEO. For the three months ended March 31 2024 and 2023, the Company did not incur any expenses to the former CEO. As of March 31, 2024, and December 31, 2023, $115,312 of unpaid salary to the former CEO is included in accrued salaries, related party on the consolidated balance sheets. See Note 5 for a consulting agreement executed with the former CEO.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is not aware of any material, existing or pending legal proceedings against the Company, nor is it involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

MGH License Agreement

As discussed in Note 4, the Company executed a License Agreement with MGH. Prior to the first commercial sale, the License Agreement requires the Company to pay MGH a non-refundable annual license fee of $10,000 by June 30, 2022, and on each subsequent anniversary of the Effective Date thereafter. The first non-refundable annual license fee was paid on July 1, 2022. As of March 31, 2024, the Company had yet to pay the second non-refundable license fee and is included in accounts payable, related party, on the unaudited consolidated balance sheet. Additionally, following the first commercial sale, the License agreement requires the Company to pay MGH a non-refundable annual minimum royalty in the amount of $100,000 per year within sixty days after each annual anniversary of the Effective Date. The Company has yet to generate any revenue as of the date of this filing.

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

The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of Product or Process equal or exceeding $100,000,000 in any calendar year and $4,000,000 within 60 days after the first achievement of total net sales of Product or Process equal to or exceeding $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights. $344 of expense reimbursements were paid to MGH during the three months ended March 31, 2024. No expense reimbursements were paid to MGH during the three months ended March 31, 2023. As of March 31, 2024, $18,364 is included in accounts payable, related parties, on the unaudited consolidated balance sheet.

As of the date of this filing the Company is in default of the pre-sales diligence requirements and is negotiating the extension of the requirements outlined in the License Agreement with MGH.

Consulting Agreements

On January 12, 2022, the Company entered into a Consulting Agreement (the “Donohoe Agreement”) with Donohoe Advisory Associates, LLC. (the “Consultant”). The Company engaged the Consultant to provide assistance and advice to the Company in support of the Company’s efforts to obtain a listing on a national securities exchange. The Company agreed to pay the Consultant a retainer fee of $17,500, which is to be applied to the Company’s monthly invoices until such time as the retainer fee is exhausted or the engagement under the agreement ends. The Company did not incur any expenses related to the Donohoe Agreement for the three months ended March 31, 2024 and 2023. As of March 31, 2024, the balance owed related to the Donohoe Agreement was $1,755 and is included in accounts payable on the unaudited consolidated balance sheet. If the Company is successful in listing on an exchange, the Company will be obligated to pay a “success fee” to the Consultant of either $10,000 or that number of registered common shares equivalent to $10,000 divided by the closing price of the Company’s common stock on the last day of trading on the OTC Market. The form of the success fee will be determined by the Company.

On March 7, 2022, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Alpha IR Group, LLC. (the “Consultant”). The Company engaged the Consultant to provide consulting, investor relations, and corporate and transaction communication related services. The initial term of the Consulting Agreement was for three months (the “Initial Term”) beginning March 1, 2022, and the Company agreed to pay compensation equal to the sum of $50,000 payable in cash or stock options for the three months of service. The Company incurred $0 and $24,000, respectively, in expenses for the three months ended March 31, 2024 and 2023, which are included in professional fees on the unaudited consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the balance owed related to the Consulting Agreement was $73,999 and is included in accounts payable on the unaudited consolidated balance sheet.

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

NOTE 6 – SHORT-TERM LIABILITIES

Convertible Note Payable

As discussed in Note 2, on June 27, 2023, the Board of Directors approved a resolution authorizing the Company to obtain a secured six-month term loan for the principal amount of $330,000. In connection therewith, on June 27, 2023, the Company entered into a Securities Purchase Agreement with selected accredited investors whereby the Company had the right to secure the convertible note. The holder has conversion rights upon event of default and the conversion price is equal to the average of the three lowest prices of the Company’s common stock of the trailing ten days prior to the date conversion of the convertible note. At issuance and at March 31, 2024, the Company estimated the fair value of the conversion option embedded in the Note and determined its value to be de minimis due to the fact that settlement into shares of common stock only occurs upon an event of default. If the event of default were triggered this would provide the Note holder with little upside potential and therefore no value was allocated to the embedded derivative.

Original Issuance Discount

The principal face value of the loan is $330,000 and was issued with an original issuance discount of $26,400 which resulted in aggregate proceeds of $303,600. The loan carries an interest rate of 10% per year, has a default interest rate of 18% per year, and a maturity date of December 27, 2023. Interest is payable on a monthly basis beginning one month following the issue date. Following an event of default, the noteholder has the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the note into fully paid and non-assessable shares of Common Stock. Additionally, the noteholders have the option to convert the $26,400 original issuance discount, which will accrete over the life of the loan based on the effective interest method. The convertible note is also presented net of the issuance costs of $13,250 which will accrete over the life of the note, based on the effective interest method. The Company did not incur any accretion expense related to the original issuance discount for the three months ended March 31, 2024, and 2023.

Debt Discount

To secure the convertible note, the Company paid a commitment fee of $83,526 by issuing 328,571 shares of the Company’s common stock. See Note 8. The convertible note is also presented net of the debt discount of $83,526 which represents the relative fair value of the common stock issued, which was fully recognized as of December 31, 2023. The company did not incur any accretion expense related to the debt discount for the three months ended March 31, 2024, and 2023.

Debt Amendments

On December 26, 2023, the Company and the note holder entered into a letter agreement under which an agreement was made to extend the maturity date of the Note to January 27, 2024, increase the principal of the note to $363,000, and amend the convertible note to extend the date on which the Company shall prepare and file with the SEC a registration statement covering the resale of all of the conversion shares and commitment fee to January 27, 2024. The Company subsequently failed to repay the convertible note on or before January 27, 2024, and failed to file the resale registration statement on or before January 27, 2024. The amendment was deemed a debt modification and a total of $33,000 was recognized as inducement expense.

On February 6, 2024, the Company and convertible note holder entered into a letter agreement under which an agreement was made to extend the maturity date of the note to February 27, 2024, increase the principal of the convertible note to $399,300, extend the date on which the Company shall prepare and file the resale registration statement with the SEC to February 27, 2024, and extend the registration effective date for the resale registration statement until April 27, 2024. The amendment was deemed debt extinguishment and a total of $36,300 was recognized as a loss on debt extinguishment.

On March 26, 2024, the Company and the note holders entered into a letter agreement under which an agreement was made to extend the maturity date of the note to April 27, 2024, and increase the principal of the note to $449,300. As a result of the debt extinguishment, the Company recognized $50,000 of loss on debt extinguishment for the three months ended March 31, 2024.

In April 2024, the note holders agreed to extend the maturity date of the convertible note to October 31, 2024, and any accrued but unpaid interest through the date thereof shall be due and payable on or before October 31, 2024. The extension did not have any modification or extinguishment consideration.

As of the date of this filing, the Company subsequently failed to repay the convertible note on or before October 31, 2024, and failed to file the resale registration statement on or before October 31, 2024. In December 2024, the note holder agreed to and issued a one-time waiver applicable to the default and failure to comply with the purchase agreement debt modifications through December 31, 2024.

As of the date of this filing the Company is in default with the terms of the convertible notes. The Company intends to honor the notes and all liabilities as it perseveres in its mission to raise funds for the Company’s growth. Despite the default, the Company anticipates continuing its collaboration with the noteholder.

The balance of the convertible note as of March 31, 2024, was $449,300.

Short-Term Note Payable

The Company entered into a commercial insurance premium finance and security agreement in May 2023. The agreement finances the Company’s annual D&O insurance premium. Payments are due in monthly installments of approximately $6,400 and carry an annual percentage interest rate of 13.9%.

The Company had an outstanding premium balance of approximately $12,546 and $18,712 at March 31, 2024 and December 31, 2023, respectively, related to the agreement, which is included in short-term note payable in the consolidated balance sheets. Interest expense incurred for the three months ended March 31, 2024, related to the finance agreement was approximately $635.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 7,440,000 authorized shares of preferred stock, $0.0001 par value per share.

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

As of March 31, 2024, and December 31, 2023, there were -0- shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

On December 19, 2017, the Company amended the articles of incorporation by filing a certificate of designation with the Secretary of State of Florida therein designating a class of preferred stock as Series B Preferred Stock, $0.0001 par value per share, consisting of 4.44 million (4,440,000) shares (the “Series B Preferred Stock Certificate of Designation”).

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

As of March 31, 2024, and December 31, 2023, there were -0- shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of common stock, $0.001 par value per share. As of March 31, 2024, and December 31, 2023, there were 32,071,299 shares of common stock issued and outstanding.

Common Stock Issuances

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

Stock Option Activity

The following table summarizes activities related to stock options of the Company for the three months ended March 31, 2024:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (Per Option)
Outstanding at December 31, 2022	2,670,000	$0.62	6.21	$—
Outstanding at March 31, 2023	2,670,000	$0.62	5.71	$—
Exercisable at March 31, 2023	2,670,000	$0.62	4.836	$—

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (Per Option)
Outstanding at December 31, 2023	2,670,000	$0.62	5.46	$—
Outstanding at March 31, 2024	2,670,000	$0.62	4.96	$—
Exercisable at March 31, 2024	2,670,000	$0.62	4.96	$—

The Company did not grant any options to purchase shares of common stock during the three months ended March 31, 2024 and 2023. As of March 31, 2024, there were 2,670,000 shares of fully vested stock options. The Company recorded stock compensation expense of $0 and $20,697, respectively, for the three months ended March 31, 2024 and 2023.

NOTE 8 – SUBSEQUENT EVENTS

In relation to the convertible note payable discussed in Note 6, in April 2024, the note holders agreed to extend the maturity date of the convertible note to October 31, 2024, and any accrued but unpaid interest through the date thereof shall be due and payable on or before October 31, 2024. This further extension did not have any additional consideration. The Company subsequently failed to repay the convertible note on or before October 31, 2024, and failed to file the resale registration statement on or before April 27, 2024.

In July 2024, entered into a promissory note agreement for the principal amount of $95,000. The Note is convertible upon an event of default into shares of common stock, $0.001 par value per share.

In July 2024, the Board of Directors approved a resolution authorizing the Company to obtain a secured six-month term loan for the principal amount of $95,000. In connection therewith, on July 17, 2024, the Company entered into a Securities Purchase Agreement with selected accredited investors whereby the Company had the right to secure the convertible note. In connection with the convertible promissory note, to secure the note, the Company paid a commitment fee by issuing 300,000 shares of the Company’s common stock. The shares were issued in August 2024.

In August 2024, the Company entered into a promissory note agreement for the principal sum of $55,000. The maturity date on the promissory note is May 10, 2025, and carries an annual interest rate of 10%.

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

Results of Operations – Three and Months Ended March 31, 2024 and 2023

Revenues

The Company did not have any revenues for the three months ended March 31, 2024 and 2023.

Operating Expenses

We classify our operating expenses into four categories: personnel costs, research and development expenses, professional fees, and general and administrative expenses. The Company’s total operating expenses for the three months ended March 31, 2024 were $204,255, compared to $211,277 for the three months ended March 31, 2023.

Personnel costs remained consistent at $62,500 for the three months ended March 31, 2024 compared to $64,031 for the three months ended March 31, 2023. We incurred $344 and $10,000 in research and development expenses during the three months ended March 31, 2024 and 2023, respectively, related to a ninth amendment license fee and also an annual royalty fee we agreed to pay upon execution of the Eighth Amendment to the License Agreement with MGH. Research and development expenses remained consistently low as the Company continued ongoing financing efforts. The increase in general and administrative costs to $34,864 for the three months ended March 31, 2024, from $3,763 for the three months ended March 31, 2023, was primarily due insurance expense incurred related to the new D&O policy. The decrease in professional fees to $106,547 for the three months ended March 31, 2024, from $133,483 for the three months ended March 31, 2023, was primarily attributable to consulting costs incurred in 2024.

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

Liquidity and Capital Resources

At March 31, 2024, we had a negative cash balance of $451 and an accumulated deficit of $16,627,147.

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

Working Capital Deficit

	March 31, 2024	December 31, 2023
Current Assets	$-	$39,656
Current Liabilities	2,255,754	1,968,337
Working Capital Deficit	$(2,255,754)	$(1,928,681)

Cash Flows

Cash activity for the three months ended March 31, 2024 and 2023 is summarized as follows:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(9,422)	$(9,957)
Net increase (decrease) in cash	$(9,422)	$(9,957)

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

As of the date of this filing the Company is in default of the pre-sales diligence requirements and is negotiating the extension of the requirements outlined in the License Agreement with MGH.

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

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements for the fiscal year ended December 31, 2023, included in the Company’s Annual Report filed on Form 10-K with the SEC on October 31, 2024.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024, and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024, due to a material weakness in the Company’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation during the quarter ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding, nor is the Company’s property the subject of a pending legal proceeding. None of the Company’s directors, officers or affiliates are involved in a proceeding adverse to our business or has a material interest adverse to the Company’s business.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

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

Date: January 10, 2025

Vicapsys Life Sciences, Inc.

By:	/s/ Federico Pier
Federico Pier
Chief Executive Officer and Executive Chairman of the Board
(Principal Executive Officer)

By:	/s/ Jeffery Wright
Jeffery Wright
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

