Form 10-Q
period 2024-06-30
Vicapsys Life Sciences, Inc.
filed 2025-01-10
CIK 1468639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023
Assets

Current Assets:
Cash	$-	$9,422
Prepaid Expenses	-	30,234
Total Current Assets	-	39,656

Total Assets	$-	$39,656

Liabilities and Stockholders’ Deficit

Current Liabilities:
Cash overdraft	$86	$-
Accounts payable	1,135,905	961,708
Accounts payable, related parties	732,695	537,449
Accrued salaries, related party	115,312	115,312
Short-term note payable	12,546	18,712
Convertible note payable	449,300	335,156
Total Current Liabilities	2,445,844	1,968,337

Stockholders’ Deficit:
Series A Convertible Preferred Stock; par value $0.0001; 3,000,000 shares authorized; -0- shares issued and outstanding	-	-
Series B Convertible Preferred Stock; par value $0.0001; 4,440,000 shares authorized; -0- shares issued and outstanding	-	-
Common Stock, par value $0.001; 300,000,000 shares authorized; 32,071,299 shares issued and outstanding	32,071	32,071
Additional paid-in capital	14,339,323	14,339,323
Accumulated deficit	(16,817,238)	(16,300,075)
Total Stockholders’ Deficit	(2,445,844)	(1,928,681)

Total Liabilities and Stockholders’ Deficit	$-	$39,656

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenues	$-	$-	$-	$-

Operating Expenses:
Personnel costs	62,500	66,913	125,000	130,944
Research and development expenses, related party	10,000	2,000	10,344	12,000
Professional fees	106,500	51,467	213,048	164,253
General and administrative expenses	2,841	15,313	37,705	39,773
Total operating expenses	181,841	135,693	386,097	346,970

Loss from operations	(181,841)	(135,693)	(386,097)	(346,970)

Other Expenses:
Interest expense	8,250	-	44,767	-
Loss on debt extinguishment	-	-	86,300	-
Total other expenses	8,250	-	131,067	-

Income (loss) before income taxes	(190,091)	(135,693)	(517,164)	(346,970)
Income taxes	-	-	-	-
Net income (loss) available to common shareholders	$(190,091)	$(135,693)	$(517,164)	$(346,970)

Net income (loss) per common share:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	34,188,461	35,314,313	34,188,461	35,314,313

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2022	31,188,460	$31,188	727,281	$727	$14,135,257	$(15,117,963)	$(950,791)
Stock-based compensation expense	—	—	—	—	20,697	—	20,697
Net loss	—	—	—	—	—	(211,277)	(211,277)
Balance March 31, 2023	31,188,460	31,188	727,281	727	14,155,954	(15,329,240)	(1,141,371)
Common stock to be issued pursuant to private placement completed in April 2023	—	—	400,000	400	99,600	—	100,000
Common stock to be issued per loan commitment	—	—	328,571	329	83,197	—	83,526
Net loss	—	—	—	—	—	(135,693)	(135,693)
Balance June 30, 2023	31,188,460	$31,188	1,455,852	$1,456	$14,338,751	$(15,464,933)	$(1,093,538)

Balance December 31, 2023	32,071,299	$32,071	—	—	$14,339,323	$(16,300,075)	$(1,928,681)
Net loss	—	—	—	—	—	(327,072)	(327,072)
Balance March 31, 2024	32,071,299	32,071	—	—	14,339,323	(16,627,147)	(2,255,753)
Net loss	—	—	—	—	—	(190,091)	(190,091)
Balance June 30, 2024	32,071,299	$32,071	—	$—	$14,339,323	$(16,817,238)	$(2,445,844)

See accompanying notes to unaudited condensed consolidated financial statements.

VICAPSYS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss)	$(517,164)	$(346,970)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock-based compensation	-	20,697
Amortization of debt discount	27,844	1,393
Loss on debt extinguishment	86,300
Deferred offering costs	-	(18,649)
Changes in operating assets and liabilities:
Prepaid Expenses	30,234	(70,297)
Accounts payable	174,282	158,634
Accounts payable, related parties	195,248	27,132
Net Cash Used in Operating Activities	(3,256)	(228,060)

Cash Flows from Financing Activities:
Short-term note payable	(6,166)	-
Proceeds from private placement	-	100,000
Proceeds from short-term note payable	-	54,230
Proceeds from convertible note	-	291,010
Net Cash (Used in) Provided by Financing Activities	(6,166)	445,240

Net (decrease) increase in Cash	(9,422)	217,180

Cash, Beginning of period	9,422	14,097

Cash, End of period	$-	$231,277

Supplementary Cash Flow Information
Cash paid for interest	$212	$706
Cash paid for taxes	$-	$545
Non-cash investing and financing activities
Commitment Fee	$-	$83,526
Discount on debt	$-	$26,400

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company experienced a net loss of $190,091 and $517,164 for the three and six months ended June 30, 2024, had a working capital deficit of $2,445,846 and an accumulated deficit of $16,817,238 as of June 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business within one year after the date that the financial statements are issued. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from this uncertainty.

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

These unaudited consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2023, filed with the Company’s annual report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on October 21, 2024. Interim results of operations for the three and six months ended June 30, 2024, and 2023, are not necessarily indicative of future results for the full year. The unaudited consolidated financial statements of the Company include the consolidated accounts of VLS and its wholly owned subsidiary VI. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. The Company held no cash equivalents as of June 30, 2024, and December 31, 2023. Cash balances may, at certain times, exceed federally insured limits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2024 and December 31, 2023.

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

The Company’s contracts with customers are generally on a contract and work order basis and represent obligations that are satisfied at a point in time, as defined in the new guidance, generally upon delivery or has services are provided. Accordingly, revenue for each sale is recognized when the Company has completed its performance obligations. Any costs incurred before this point in time, are recorded as assets to be expensed during the period the related revenue is recognized. The Company did not generate any revenue for the three and six months ended June 30, 2024, and 2023.

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

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. The Company incurred $10,000 and $10,344 in research and development expenses for the three and six months ended June 30, 2024, respectively, with a related party. The Company incurred $2,000 and $12,000 in research development expenses for the three and six months ended June 30, 2023, respectively, with a related party.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period using the treasury stock method and as-if converted method. As of June 30, 2024, and 2023, the Company’s dilutive securities are convertible into 3,119,300 and 4,455,852 shares of common stock, respectively, which are not included in the computation of dilutive loss per share because their impact is antidilutive.

The following table represents the classes of dilutive securities as of June 30, 2024, and 2023:

	June 30, 2024	June 30, 2023
Common stock to be issued	—	1,455,852
Stock options	2,670,000	2,670,000
Convertible Debt	449,300	330,000
	3,119,300	4,455,852

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2024, and 2023.

NOTE 4 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On November 5, 2021, the Company entered into a Consulting Agreement (the “Poznansky Agreement”) with Mark Poznansky, MD, a minority stockholder and former Director. The Company engaged Dr. Poznansky to render consulting services with respect to informing, guiding, and supervising the development of antagonists to immune repellents or anti-fugetaxins for the treatment of cancer. The initial term of the Poznansky Agreement was for six months (the “Initial Term”), which was extended indefinitely, and the Company agreed to pay the Consultant $2,000 per month commencing November 5, 2021, with consideration for an increase in the monthly fee following the completion for the Company’s successful up listing to the NASDAQ Stock Market. The Company incurred a total of $6,000 and $12,000, respectively, in expenses for the three and six months ended June 30, 2024 and 2023, related to the Poznansky Agreement, which is included in professional fees on the unaudited consolidated statements of operations. As of June 30, 2024, and December 31, 2023, $53,500 and $35,500, respectively, is included in accounts payable, related parties, on the unaudited consolidated balance sheets, related to the Poznansky Agreement.

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

Post-Sales Diligence Requirements:

(i)	The Company shall itself or through an Affiliate or Sublicensee make a First Commercial Sale within the following countries and regions in the License Territory within eighteen (18) years after the Effective Date of this Agreement: US and Europe and China or Japan.

(ii)	Following the First Commercial Sale in any country in the License Territory, Company shall itself or through its Affiliates and/or Sublicensees use commercially reasonable efforts to continue to make Sales in such country without any elapsed time period of one (1) year or more in which such Sales do not occur due to lack such efforts by Company.

In consideration of the update to the diligence milestones, the Company shall pay the following Annual Minimum Royalty payments:

(i)	Prior to the First Commercial Sale, the Company shall pay to MGH a non-refundable annual license fee of ten thousand dollars ($10,000) by June 30, 2022, and on each subsequent anniversary of the Eighth Amendment Effective Date thereafter. The first non-refundable annual license fee was paid on July 1, 2022. As of June 30, 2024, the Company has yet to pay the second non-refundable license fee and is included in accounts payable, related party, on the unaudited consolidated balance sheets.

(ii)	Following the First Commercial Sale, Company shall pay MGH a non-refundable annual minimum royalty in the amount of one hundred thousand dollars United States Dollars ($100,000) per year within sixty (60) days after each annual anniversary of the Effective Date. The annual minimum royalty shall be credited against royalties subsequently due on Net Sales made during the same calendar year, if any, but shall not be credited against royalties due on Net Sales made in any other year.

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

The Company incurred costs to MGH of $0 and $10,344 for the three and six months ended June 30, 2024, respectively, which is classified as research and development costs, related party, on the consolidated unaudited statements of operations. The Company incurred costs to MGH of $2,000 and $12,000 for the three and six months ended June 30, 2023 which is classified as research and development costs, related party, on the consolidated unaudited statements of operations. As of June 30, 2024, and December 31, 2023, $28,708 and $15,097, respectively, is included in accounts payable, related parties, on the consolidated balance sheets, for services that remain unpaid.

During the three and six months ended June 30, 2024, and 2023, there have not been any sales of Product or Process under this License Agreement.

Accounts Payable, related parties and Accrued Salaries, related party

The Company incurred director fees of $62,500 and $125,000 for the three and six months ended June 30, respectively, to Federico Pier, the Company’s Chief Executive Officer and Chairman of the Board, which are included in personnel costs on the unaudited consolidated statements of operations. The Company incurred director fees of $62,500 and $125,000, respectively, for the three and six months ended June 30, 2023. As of June 30, 2024, and December 31, 2023, $437,379 and $310,558, respectively, of these director fees are included in accounts payable, related parties, on the unaudited consolidated balance sheets.

The Company incurred consulting fees of $22,500 and $45,000 for the three and six months ended June 30, 2024 and 2023, respectively, to Jeff Wright, the Company’s Chief Financial Officer, which are included in professional fees on the unaudited consolidated statements of operations. As of June 30, 2024, and December 31, 2023, $204,110 and $158,027 respectively, is included in accounts payable, related parties, on the unaudited consolidated balance sheets.

In August 2020, Frances Tonneguzzo, the Company’s Chief Executive Officer (the “former CEO”) tendered her resignation as CEO. For the three and six months ended June 30, 2024 and 2023, the Company did not incur any expenses to the former CEO. As of June 30, 2024, and December 31, 2023, $115,312, respectively, of unpaid salary to the former CEO is included in accrued salaries, related party on the unaudited consolidated balance sheets. See Note 5 for a consulting agreement executed with the former CEO.

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

MGH License Agreement

As discussed in Note 4, the Company executed a License Agreement with MGH. Prior to the first commercial sale, the License Agreement requires the Company to pay MGH a non-refundable annual license fee of $10,000 by June 30, 2022, and on each subsequent anniversary of the Effective Date thereafter. The first non-refundable annual license fee was paid on July 1, 2022. As of June 30, 2024, the Company had yet to pay the second non-refundable license fee and is included in accounts payable, related party, on the unaudited consolidated balance sheet. Additionally, following the first commercial sale, the License agreement requires the Company to pay MGH a non-refundable annual minimum royalty in the amount of $100,000 per year within sixty days after each annual anniversary of the Effective Date. The Company has yet to generate any revenue as of June 30, 2024.

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

The License Agreement additionally requires VI to pay to MGH a $1.0 million “success payment” within 60 days after the first achievement of total net sales of Product or Process equal or exceeding $100,000,000 in any calendar year and $4,000,000 within 60 days after the first achievement of total net sales of Product or Process equal to or exceeding $250,000,000 in any calendar year. The Company is also required to reimburse MGH’s expenses in connection with the preparation, filing, prosecution and maintenance of all Patent Rights. $0 and $344 of expense reimbursements were paid to MGH during the three and six months ended June 30, 2024. No expense reimbursements were paid to MGH during the three and six months ended June 30, 2023. As of June 30, 2024, $28,708 is included in accounts payable, related parties, on the unaudited consolidated balance sheet. As of December 31, 2023, $18,364 is included in accounts payable, related parties, on the consolidated balance sheet.

Consulting Agreements

On January 12, 2022, the Company entered into a Consulting Agreement (the “Donohoe Agreement”) with Donohoe Advisory Associates, LLC. (the “Consultant”). The Company engaged the Consultant to provide assistance and advice to the Company in support of the Company’s efforts to obtain a listing on a national securities exchange. The Company agreed to pay the Consultant a retainer fee of $17,500, which is to be applied to the Company’s monthly invoices until such time as the retainer fee is exhausted or the engagement under the agreement ends. The Company did not incur any expenses related to the Donohoe Agreement for the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, the balance owed related to the Donohoe Agreement was $1,755 and is included in accounts payable on the consolidated balance sheets. If the Company is successful in listing on an exchange, the Company will be obligated to pay a “success fee” to the Consultant of either $10,000 or that number of registered common shares equivalent to $10,000 divided by the closing price of the Company’s common stock on the last day of trading on the OTC Market. The form of the success fee will be determined by the Company.

On March 7, 2022, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Alpha IR Group, LLC. (the “Consultant”). The Company engaged the Consultant to provide consulting, investor relations, and corporate and transaction communication related services. The initial term of the Consulting Agreement was for three months (the “Initial Term”) beginning March 1, 2022, and the Company agreed to pay compensation equal to the sum of $50,000 payable in cash or stock options for the three months of service. The Company did not incur any expenses related to the Consulting agreement for the three and six months ended June 30, 2024. The Company incurred $0 and $24,000, respectively, in expenses for the three and six months ended June 30, 2023, which are included in professional fees on the unaudited consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the balance owed related to the Consulting Agreement was $73,999 and is included in accounts payable on the unaudited consolidated balance sheet.

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

On January 1, 2022, the Company entered into a consulting agreement (the “Toneguzzo Agreement”) with Frances Toneguzzo, Ph.D., the Company’s former CEO. Pursuant to the one-year term of the Toneguzzo Agreement in exchange for services in leading the research and development teams and laboratory work, the consultant received $5,000 per month. The Company did not extend the Toneguzzo Agreement after the expiration of the one-year term. As of June 30, 2024, and December 31, 2023, $40,000 is included in accounts payable on the unaudited consolidated balance sheets, related to the Toneguzzo Agreement.

NOTE 6 – SHORT-TERM LIABILITIES

Convertible Note Payable

As discussed in Note 2, on June 27, 2023, the Board of Directors approved a resolution authorizing the Company to obtain a secured six-month term loan for the principal amount of $330,000. In connection therewith, on June 27, 2023, the Company entered into a Securities Purchase Agreement with selected accredited investors whereby the Company had the right to secure the convertible note. The holder has conversion rights upon event of default and the conversion price is equal to the average of the three lowest prices of the Company’s common stock of the trailing ten days prior to the date conversion of the convertible note. At issuance and at June 30, 2024, the Company estimated the fair value of the conversion option embedded in the Note and determined its value to be de minimis due to the fact that settlement into shares of common stock only occurs upon an event of default. If the event of default were triggered this would provide the Note holder with little upside potential and therefore no value was allocated to the embedded derivative.

Original Issuance Discount

The principal face value of the loan is $330,000 and was issued with an original issuance discount of $26,400 which resulted in aggregate proceeds of $303,600. The loan carries an interest rate of 10% per year, has a default interest rate of 18% per year, and a maturity date of December 27, 2023. Interest is payable on a monthly basis beginning one month following the issue date. Following an event of default, the noteholder has the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the note into fully paid and non-assessable shares of Common Stock. Additionally, the noteholders have the option to convert the $26,400 original issuance discount, which will accrete over the life of the loan based on the effective interest method. The convertible note is also presented net of the issuance costs of $13,250 which will accrete over the life of the note, based on the effective interest method. The Company did not incur any accretion expense related to the original issuance discount for the three and six months ended June 30, 2024, and 2023.

Debt Discount

To secure the convertible note, the Company paid a commitment fee of $83,526 by issuing 328,571 shares of the Company’s common stock. See Note 8. The convertible note is also presented net of the debt discount of $83,526 which represents the relative fair value of the common stock issued, which was fully recognized as of December 31, 2023. The company did not incur any accretion expense related to the debt discount for the three months ended June 30, 2024, and 2023.

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

On March 26, 2024, the Company and the note holders entered into a letter agreement under which an agreement was made to extend the maturity date of the note to April 27, 2024, and increase the principal of the note to $449,300. As a result of the debt modification, the Company recognized $0 and $50,000 of loss on debt extinguishment for the three and six months ended June 30, 2024, respectively.

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

The Company had an outstanding premium balance of approximately $12,546 and $18,712 at June 30, 2024 and December 31, 2023, respectively, related to the agreement, which is included in short-term note payable in the consolidated balance sheets. Interest expense incurred for the three and six months ended June 30, 2024, related to the finance agreement was approximately $0 and $635, respectively.

As of the date of this filing the Company is in default of the commercial premium finance agreement and the D&O insurance policy is no longer in effect.

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

As of June 30, 2024, and December 31, 2023, there were -0- shares of Series A Preferred Stock issued and outstanding.

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

As of June 30, 2024, and December 31, 2023, there were -0- shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of common stock, $0.001 par value per share. As of June 30, 2024, and December 31, 2023, there were 32,071,299 shares of common stock issued and outstanding.

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

Stock Option Activity

The following table summarizes activities related to stock options of the Company for the six months ended June 30, 2024 and 2023:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (Per Option)
Outstanding at December 31, 2022	2,670,000	$0.62	6.21	$—
Outstanding at June 30, 2023	2,670,000	$0.62	5.71	$—
Exercisable at June 30, 2023	2,670,000	$0.62	5.71	$—

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (Per Option)
Outstanding at December 31, 2023	2,670,000	$0.62	5.46	$—
Outstanding at June 30, 2024	2,670,000	$0.62	4.71	$—
Exercisable at June 30, 2024	2,670,000	$0.62	4.96	$—

The Company did not grant any options to purchase shares of common stock during the three months ended June 30, 2024. As of June 30, 2024, there were 2,670,000 shares of fully vested stock options. The Company did not incur any stock compensation expense for the three and six months ended June 30, 2024. The Company recorded stock compensation expense of $0 and $20,697, respectively, for the three and six months ended June 30, 2023.

NOTE 8 – SUBSEQUENT EVENTS

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

Results of Operations – Three and Six Months Ended June 30, 2024 and 2023

Revenues

The Company did not have any revenues for the three and six months ended June 30, 2024 and 2023.

Operating Expenses

We classify our operating expenses into four categories: personnel costs, research and development expenses, professional fees, and general and administrative expenses. The Company’s total operating expenses for the three and six months ended June 30, 2024, were $181,841 and $386,097, respectively, compared to $135,693 and $346,970 for the three and six months ended June 30, 2023.

Personnel costs remained consistent at $62,500 and $125,000, respectively, for the three and six months ended June 30, 2024, compared to $66,913 and $130,944, respectively, for the three and six months ended June 30, 2023. We incurred $10,000 and $10,344 in research and development expenses during the three and six months ended June 30, 2024, respectively, related to a ninth amendment license fee and also an annual royalty fee we agreed to pay upon execution of the Eighth Amendment to the License Agreement with MGH. We incurred $2,000 and $12,000 in research and development expenses during the three and six months ended June 30, 2023, respectively. Research and development expenses remained consistently low as the Company continued ongoing financing efforts. The decrease in general and administrative costs to $2,841 and $37,705 for the three and six months ended June 30, 2024, respectively, from $15,313 and $39,773 for the three and six months ended June 30, 2023, respectively, was primarily due to the cancellation of the D&O insurance policy in March 2024. The overall increase in professional fees of $106,500 and $213,046 for the three and six months ended June 30, 2024, from $51,467 and $164,253 for the three and six months ended June 30, 2023, was primarily attributable to consulting costs incurred in 2024.

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

Liquidity and Capital Resources

At June 30, 2024, we had a negative cash balance of $86 and an accumulated deficit of $16,807,238.

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

Working Capital Deficit

	June 30, 2024	December 31, 2023
Current Assets	$-	$39,656
Current Liabilities	2,435,846	1,968,337
Working Capital Deficit	$(2,435,846)	$(1,928,681)

Cash Flows

Cash activity for the six months ended June 30, 2024 and 2023 is summarized as follows:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(3,256)	$(228,060)
Net cash (used in) provided by financing activities	(6,166)	445,240
Net (decrease) increase in cash	$(9,422)	$217,180

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

Consulting Agreement

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

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements for the fiscal year ended December 31, 2023, included in the Company’s Annual Report filed on Form 10-K with the SEC on October 21, 2024.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024, and concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024, due to a material weakness in the Company’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation during the quarter ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

